Form 10-Q
period 1995-03-31
COTTON STATES LIFE INSURANCE CO /
filed 1995-05-10
CIK 25118

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


  For the quarter ended March 31, 1995
  Commission File Number 2-39729



                     COTTON STATES LIFE INSURANCE COMPANY
                     (Exact name of registrant as specified in its charter)


         GEORGIA                                    58-0830929
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)


  244 Perimeter Center Parkway, N. E., Atlanta, Georgia           30346
    (Address of principal executive offices)                     (Zip Code)


  Registrant's telephone number, including area code(404) 391-8600



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

  YES___X___   NO______


  The Registrant, as of March 31, 1995, has 2,711,149 shares of common stock outstanding.


                     PART I - CONSOLIDATED FINANCIAL STATEMENTS

  The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary to a fair statement of the results for the three months ended March 31, 1995 and 1994 have been made.

                     COTTON STATES LIFE INSURANCE COMPANY
                     Unaudited Consolidated Condensed Balance Sheets March 31, 1995 and December 31, 1994


  ASSETS                                            1995          1994

  Investments
    Fixed maturities, held for investment, at amortized
       cost (market value $31,781,106 in 1995 and
       $31,336,004 in 1994)                          $33,118,608   $33,637,095
    Fixed maturities, available for sale, at market
       (amortized cost $40,366,559 in 1995 and
       $46,039,255 in 1994)                           39,797,454    44,450,362
    First mortgage loans on real estate                5,740,695     5,916,625
    Policy loans                                       6,486,960     6,543,751
    Short-term investments                            11,151,972     1,962,140

         Total investments                            96,295,689    92,509,973

  Cash                                                 1,803,811     2,173,651
  Accrued investment income                            1,286,389     1,439,721
  Accounts receivable, principally premiums            3,000,673     3,007,599
  Amount due from reinsurers                             809,272     1,876,843
  Deferred policy acquisition costs                   22,562,019    21,953,463
  Other assets                                         2,156,121     1,451,218
                                                    $127,913,974  $124,412,468

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Policy liabilities and accruals:
    Future policy benefits                           $85,468,025   $84,687,257
    Policy and contract claims                         1,652,017     1,453,553
  Federal income taxes                                 2,037,102     1,459,221
  Other liabilities                                    3,619,715     3,255,617

         Total liabilities                            92,776,859    90,855,648

  Stockholders' Equity:
    Common Stock                                       2,882,220     2,882,220
    Additional paid-in capital                         1,295,865     1,295,922
    Net unrealized (losses) on fixed maturities
       available for sale                               (488,505)   (1,128,107)
    Retained earnings                                 32,731,714    31,791,715
    Less treasury stock, at cost, (170,971 shares in
       1995 and 171,071 in 1994)                      (1,284,179)   (1,284,930)

         Total stockholders' equity                   35,137,115    33,556,820

                                                    $127,913,974  $124,412,468



                     COTTON STATES LIFE INSURANCE COMPANY
                     Unaudited Consolidated Summary of Earnings


                                                     Three months ended
                                                        March 31,
                                                    1995         1994

  Income:
    Premium income                                    $1,906,915    $2,058,010
    Mortality and expense charges earned               1,746,509     1,698,331
    Investment income                                  1,754,849     1,548,355
    Realized investment gains (losses)                     3,585       (39,755)
    Brokerage and other income                           310,801       192,048

         Total income                                  5,722,659     5,456,989


  Benefits and expenses:
    Life benefits and claims                           1,952,435     1,807,868
    A & H benefits and claims                            647,440       958,428
    Amortization of policy acquisition costs             343,253       341,184
    Operating expenses                                 1,324,164     1,148,977

         Total benefits and expenses                   4,267,292     4,256,457


  Earnings before income tax expense                   1,455,367     1,200,532

  Federal income taxes:
    Current tax expense                                  154,271       213,669
    Deferred tax expense                                 252,650        59,093
         Total Federal income taxes                      406,921       272,762

  Net Earnings
                                                      $1,048,446      $927,770


  Earnings per share of common stock               $        0.39 $        0.36

  Weighted average number of shares
    used in computing earnings per share               2,711,167     2,590,925



                          COTTON STATES LIFE INSURANCE COMPANY
                          Unaudited Consolidated Statements of Cash Flows Three months ended March 31, 1995 and 1994


                                                    1995          1994

  Cash flows from operating activities:
    Net Earnings                                      $1,048,446      $927,770
    Adjustments to reconcile net earnings to net
       cash provided from operating activities:
          Increase in policy liabilities and accrual     979,232     1,317,035
          Increase in deferred policy acquisition co    (608,556)     (520,426)
          Change in Federal income taxes                 123,440       (50,302)
          Decrease (increase) in accounts receivable
              amounts due from reinsurers              1,074,497      (323,674)
          Other, net                                     187,473       194,050

    Net cash provided from operating activities        2,804,532     1,544,453

  Cash flows from investing activities:
    Purchase of fixed maturities held for investment           0    (3,907,178)
    Purchase of fixed maturities available for sale   (7,535,855)            0
    Sale of fixed maturities available for sale       12,091,683             0
    Proceeds from maturity and redemption of fixed
         maturities held for investment                  510,728       525,094
    Proceeds from maturity and redemption of fixed
         maturities available for sale                   800,797     1,238,701
    First mortgage loans originated                            0      (439,500)
    Principal collected on first mortgage loans          175,930       533,221
    Policy Loans                                          56,791          (643)
    Other, net                                            23,832        40,701

    Net cash provided (used) in investing activities   6,123,906    (2,009,604)

  Cash flows from financing activities:
    Notes payable principal reduction                          0      (320,000)
    Cash dividends paid                                 (108,446)      (77,728)

    Net cash (used) by financing activities             (108,446)     (397,728)

  Net increase (decrease) in cash and cash equivalen  $8,819,992     ($862,879)

  Cash and cash equivalents:
    Beginning of period                                4,135,791     3,451,941

    End of period                                    $12,955,783    $2,589,062



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Liquidity and Capital Resources

  There have been no material changes in the Company's financial condition since December 31, 1994. As reported in the Company's Annual Report to its stockholders for the year ended December 31, 1994, the Company does not anticipate the necessity of entering the debt or equity market in order to meet short-term or long-term obligations.

  Mortgage Loans
  The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value of residential loans and no more than 75% of the value on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agent's relatives, employees of Gold Kist, Inc. (a related party) and current mortgagees.

  The geographic distribution of the loan portfolio as of March 31, 1995 and December 31, 1994 is:

    No. of Loans                                   Book Value
  03/31/9   12/31/94          State     03/31/95    12/31/94
       7           7          Alabama     $407,763      $413,405
       7           7          Florida      485,853       493,445
      99         101          Georgia    4,847,079     5,009,775
     113         115                    $5,740,695    $5,916,625

  The Company has a large concentration of loans in Georgia; however, only two loans for $225,235 are past due more than three months. Because the loan-to-value ratio on these delinquent loans is 64%, the Company does not anticipate any loss should it choose to foreclose. The Company has forclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

                     Results of Operations


  Premium Income
  Premium income on ordinary life contracts was down 7% when compared to the first quarter of 1994. Traditional premium income is up 17% over the same quarter of 94 due to continued sale of the Company's new participating whole life policy, but is offset by a decrease in group A&H premiums of 28% which will continue to fluctuate as premiums are based on actual claims experience. The Company's only A&H plans cover employees and the Company's agents. No other group insurance is solicited. Individual A&H premiums will continue to fluctuate as this is a closed block of run-off business.

  Mortality and expense charges earned
  Universal Life contract deposits increased 13% over the year earlier quarter. Mortality and expense charges earned on these deposits increased 3%. The disproportionate increase in mortality and expense charges earned versus increase in deposits is due to leveling out of reinsurance credits classified against mortality and expense charges earned.

  Investment Income
  Investment income was up 13% over the year earlier quarter, due primarily to an 8% increase in total invested assets.

  Realized Investment Gains and Losses
  The small amount of realized investment gains and losses resulted from the sale of selected bonds triggered by responses to general market conditions.


  Brokerage Income
  The 32% increase in brokerage income is in line with the Company's expectations with regards to the Company's subsidiaries, CSI Brokerage Services, Inc. and CS Marketing Resources, Inc. Both Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the overrides. Additionally, CSI Brokerage Services, Inc. earned $31,000 of interest income from an advance to an affiliated company. The Company expects other income to fluctuate as this advance is paid down.

  Benefits and Operating Expenses
  Ordinary benefits as a percentage of premium income and mortality and expense charges earned increased 5% over the year earlier quarter. Traditional and universal life death benefits were approximately $240,000 higher than 1994 levels. Accident and health benefits decreased 33% and will continue to fluctuate as experience and related premium income are generally based on actual claims experience. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charges and brokerage income increased 4% over the first quarter of 1994. The Company continues to emphasize expense controls, but minor fluctuations are still expected.

  Federal Income Taxes
  Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes are provided on the basis of SFAS 109 adopted January 1, 1993.

                     PART II - OTHER INFORMATION


  Item 1.  Legal Proceedings

    The Company is a defendent in various actions incidental to the conduct of its business. The Company intends to vigorously defend the litigation and while the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will results in any material loss to the Company.

  Item 2.  Changes in Securities

    NONE

  Item 3.  Defaults Upon Senior Securities

    NONE

  Item 4.  Submission of Matters to a Vote of Security Holders

    At the annual meeting of shareholders held on April 24, 1995, the following directors were elected for three year terms expiring in 1998:

         J. Ridley Howard
         F. Abit Massey
         Charles C. Williams



  Item 5.  Other Information

    On April 24, 1995 the Board of Directors declared a dividend of $.04 per share for shareholders of record June 15, 1995 and payable July 1, 1995.


  Item 6.  Exhibits and Reports on Form 8-K.

    NONE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         COTTON STATES LIFE INSURANCE COMPANY
                     Registrant

  Date:  05/10/95
                              Gary W. Meader
                              Chief Financial Officer-Treasurer

  Date:  05/10/95
                              William J. Barlow
                              Vice President-Controller