Form 10-Q
period 1995-06-30
COTTON STATES LIFE INSURANCE CO /
filed 1995-08-10
CIK 25118

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


 For the quarter ended June 30, 1995
 Commission File Number 2-39729



                       COTTON STATES LIFE INSURANCE COMPANY
                 (Exact name of registrant as specified in its charter)


        GEORGIA                                    58-0830929
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)


  244 Perimeter Center Parkway, N. E., Atlanta, Georgia  30346
       (Address of principal executive offices)          (Zip Code)


 Registrant's telephone number, including area code:     (404) 391-8600



 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
 YES___X___   NO______

 The Registrant, as of June 30, 1995, has 2,714,130 shares of common stock outstanding.

        PART I - CONSOLIDATED FINANCIAL STATEMENTS

 The following consolidated statements have been prepared by management. In management's opinion, all adjustments and reclassifications necessary to a fair statement of position at June 30, 1995 and December 31, 1994 and statement of results for the six months ended June 30, 1995 and 1994 have been made.

             COTTON STATES LIFE INSURANCE COMPANY
        Unaudited Consolidated Condensed Balance Sheets
             June 30, 1995 and December 31, 1994


ASSETS                                                  1995           1994

Investments
   Fixed maturities, held for investment, at amortized
      cost (market value $33,007,275 in 1995 and
      $31,336,004 in 1994)                           $32,902,320    $33,637,095
   Fixed maturities, available for sale, at market
      (amortized cost $50,854,601 in 1995 and
      $46,039,255 in 1994)                            51,976,142     44,450,362
   First mortgage loans on real estate                 5,538,026      5,916,625
   Policy loans                                        6,580,599      6,543,751
   Short-term investments                              3,660,739      1,962,140

       Total investments                             100,657,826     92,509,973

Cash                                                     638,688      2,173,651
Accrued investment income                              1,494,857      1,439,721
Accounts receivable, principally premiums              1,652,702      3,007,599
Amount due from reinsurers                             1,827,451      1,876,843
Deferred policy acquisition costs                     23,110,713     21,953,463
Other assets                                           1,902,129      1,451,218
                                                     $131,284,366   $124,412,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
   Future policy benefits                            $86,172,484    $84,687,257
   Policy and contract claims                          1,440,336      1,453,553
Federal income taxes                                   2,835,555      1,459,221
Other liabilities                                      3,997,689      3,255,617

       Total liabilities                              94,446,064     90,855,648

Stockholders' Equity:
   Common Stock                                        2,882,220      2,882,220
   Additional paid-in capital                          1,294,222      1,295,922
   Net unrealized gains(losses) on fixed maturities
      available for sale                                 279,792     (1,128,107)
   Retained earnings                                  33,644,611     31,791,715
   Less treasury stock, at cost, (168,090 shares in
      1995 and 171,071 in 1994)                       (1,262,543)    (1,284,930)

       Total stockholders' equity                     36,838,302     33,556,820

                                                    $131,284,366   $124,412,468



                    COTTON STATES LIFE INSURANCE COMPANY
            Unaudited Consolidated Condensed Summary of Earnings


                                            Six months ended           Three months ended
                                                June 30,                    June 30,
                                          1995         1994           1995           1994
Income:
   Premium income                           $3,752,766     $3,887,701     $1,845,851   $1,829,691
   Mortality and expense charges earned      3,578,581      3,283,874     $1,832,072    1,585,543
   Investment income                         3,428,456      3,131,166     $1,673,607    1,582,811
   Realized investment gains (losses)           46,325        (39,755)       $42,740            0
   Brokerage and other income                  607,304        446,513       $296,503      254,465

       Total income                         11,413,432     10,709,499      5,690,773    5,252,510


Benefits and expenses:
   Life benefits and claims                  3,955,606      3,141,450      2,003,171    1,333,582
   A & H benefits and claims                 1,237,059      1,693,834        589,619      735,406
   Amortization of policy acquisition costs    772,347        681,981        429,094      340,797
   Operating expenses                        2,634,125      2,356,192      1,309,961    1,207,215

       Total benefits and expenses           8,599,137      7,873,457      4,331,845    3,617,000


Earnings before income tax expense           2,814,295      2,836,042      1,358,928    1,635,510

Federal income taxes:
   Current tax expense                         244,380        526,462         90,109      312,793
   Deferred tax expense                        499,980        230,000        247,330      170,907
       Total Federal income taxes              744,360        756,462        337,439      483,700

Net Earnings
                                            $2,069,935     $2,079,580     $1,021,489   $1,151,810


Earnings per share of common stock                0.76 $         0.80 $         0.37 $       0.44

Weighted average number of shares
   used in computing earnings per share      2,712,227      2,590,925      2,712,227    2,590,925

                     COTTON STATES LIFE INSURANCE COMPANY
           Unaudited Consolidated Condensed Statements of Cash Flows
                    Six months ended June 30, 1995 and 1994


                                                         1995           1994

Cash flows from operating activities:
   Net Earnings                                        $2,069,935    $2,079,580
   Adjustments to reconcile net earnings to net
      cash provided from operating activities:
         Increase in policy liabilities and accruals    1,472,010     2,737,999
         Increase in deferred policy acquisition costs (1,052,088)   (1,256,831)
         Change in Federal income taxes                   (62,264)      174,999
         Decrease in accounts receivable and
             amounts due from reinsurers                1,404,289        113,903
         Other, net                                      (236,025)       775,259

   Net cash provided from operating activities          3,595,857      4,624,909

Cash flows from investing activities:
   Purchase of fixed maturities held for investment             0    (4,284,222)
   Purchase of fixed maturities available for sale    (21,409,763)  (14,690,821)
   Sale of fixed maturities available for sale         15,279,459    17,791,176
   Proceeds from maturity and redemption of fixed
        maturities held for investment                    719,402        566,858
   Proceeds from maturity and redemption of fixed
        maturities available for sale                   1,736,730     1,965,634
   First mortgage loans originated                                     (819,500)
   Principal collected on first mortgage loans            378,599       728,380
   Policy Loans                                            36,848      (137,869)
   Other, net                                              43,606        430,509

   Net cash provided (used) in investing activities    (3,215,119)     1,550,145

Cash flows from financing activities:
   Notes payable principal reduction                            0      (500,000)
   Cash dividends paid                                   (217,102)     (155,456)

   Net cash (used) by financing activities               (217,102)     (655,456)

Net increase in cash and cash equivalents:               $163,636    $5,519,598

Cash and cash equivalents:
   Beginning of period                                  4,135,791     3,451,941

   End of period                                       $4,299,427    $8,971,539

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

 The geographic distribution of the loan portfolio as of June 30, 1995 and December 31, 1994 is:

       No. of Loans                                     Book Value
 06/30/9   12/31/94             State       06/30/95     12/31/94
      6           7             Alabama        $388,253       $413,405
      6           7             Florida         478,337        493,445
     96         101             Georgia       4,671,436      5,009,775
    108         115                          $5,538,026     $5,916,625

 The Company has a large concentration of loans in Georgia; however, only three loans for $245,896 are past due more than three months. Because the loan-to-value ratio on these delinquent loans is 43%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

                    Results of Operations

 Premium Income
 Total premium income, which includes traditional and A & H premiums, was down 3% year to date and up 1% quarter to date. Traditional premium income is up 15% year to date due to continued sale of the Company's new participating whole life policy, but is offset by a decrease in group A&H premiums of 23% which will continue to fluctuate as premiums are based on actual claims experience. Traditionally, the second quarter has been strong for premium growth as the Company's major sales campaign (the "President's Campaign") ends on March 31 with a majority of the business being issued and inforced during the second quarter. The Company's only group A&H plans cover employees and the Company's agents. No other group insurance is solicited. Individual A&H premiums will continue to fluctuate as this is a closed block of run-off business.

 Mortality and expense charges earned
 Universal life contract deposits are up 13% year to date and 3% for the second quarter of 1995. Mortality and expense charges earned on these deposits were up 9% year to date and up 16% for the second quarter. The disproportionate increase in mortality and expense charges earned versus increase in deposits is due to the leveling of reinsurance credits classified as mortality and expense charges earned. As previously discussed, both the first and second quarters traditionally reflect the results of the "President's Campaign" sales contest. Annuity contract deposits are down 18% from 1994. The Company does not actively solicit annuity business and has held credited interest rates lower than competitive rates.

 Investment Income
 Investment income was up 9% over the year earlier quarter, due primarily to a 12% increase in total invested assets and improved overall bond market conditions.

 Realized Investment Gains and Losses
 The small amount of realized investment gains and losses resulted from the sale of selected bonds triggered by responses to general market conditions.

 Brokerage Income
 The 36% year to date and 17% quarter to date increase in brokerage income is in line with the Company's expectations with regards to the Company's subsidiaries, CSI Brokerage Services, Inc. and CS Marketing Resources, Inc. Both Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the overrides. Additionally, CSI Brokerage Services, Inc. earned $15,000 of interest income from an advance to an affiliated company. The Company expects other income to fluctuate as this advance is paid down.

 Benefits and Operating Expenses
 Ordinary benefits as a percentage of premium income and mortality and expense charges earned increased 10% year to date and 15% quarter to date. Traditional and universal life death benefits were approximately $735,000 higher than 1994 levels. The second quarter of 1994 exhibited one of the best quarters of mortality experience in the Company's history. The Company indicated that it did not expect mortality rates to continue that trend. Past financial results have indicated that death claims can and will fluctuate due to the Company's size and can dramatically impact reported quarterly earnings. Accident and health benefits decreased 28% and will continue to fluctuate as experience and related premium income are generally based on actual claims experience. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charges and brokerage income increased 3% year to date and 2% quarter to date. The Company continues to emphasize expense controls, but minor fluctuations are still expected.

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

    NONE

 Item 5.  Other Information

    NONE

 Item 6.  Exhibits and Reports on Form 8-K.

    NONE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    COTTON STATES LIFE INSURANCE COMPANY
                                Registrant

 Date:  08/10/95
                                Gary W. Meader
                                Chief Financial Officer-Treasurer

 Date:  08/10/95
                                William J. Barlow
                                Vice President-Controller