Form 10-Q
period 1995-09-30
COTTON STATES LIFE INSURANCE CO /
filed 1995-11-13
CIK 25118

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 902(g) OF REGULATION S-T
                            FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION








                            Washington, D. C.  20549


                     Quarterly Report Under Section 13 or 15(d) of
                          the Securities Exchange Act of 1934


 For the quarter ended September 30, 1995
 Commission File Number 2-39729



                            COTTON STATES LIFE INSURANCE COMPANY
                      (Exact name of registrant as specified in its charter)


            GEORGIA                            58-830929
 (State or other jurisdictio (I.R.S. Employer Identification Number) incorporation or organization)


  244 Perimeter Center Parkway, N. E., Atlanta, Georgia    30346
          (Address of principal executive offices)         (Zip Code)


 Registrant's telephone number, including area code:       (404) 391-8600


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

 YES   X     NO

 The Registrant, as of September 30, 1995, has 3,395,241 shares of common stock outstanding. This number has been retroactively restated to reflect the October 16, 1995 stock dividend.

                 PART I - CONSOLIDATED FINANCIAL STATEMENTS

 The following consolidated statements have been prepared by management. In management's opinion, all adjustments and reclassifications necessary to a fair statement of position at September 30, 1995 and December 31, 1994 and statement of results for the nine months ended September 30, 1995 and 1994 have been made.
                  COTTON STATES LIFE INSURANCE COMPANY
             Unaudited Consolidated Condensed Balance Sheets
                  September 30, 1995 and December 31, 1994


 ASSETS                                                    1995          1994

 Investments
       Fixed maturities, held for investment, at amortized
          cost (market value $32,006,231 in 1995 and
          $31,336,004 in 1994)                        $31,833,431   $33,637,095
       Fixed maturities, available for sale, at market
          (amortized cost $53,923,174 in 1995 and
          $46,039,255 in 1994)                         55,257,143    44,450,362
       First mortgage loans on real estate              5,254,890     5,916,625
       Policy loans                                     6,576,993     6,543,751
       Short-term investments                           4,117,279     1,962,140

             Total investments                        103,039,736    92,509,973

 Cash                                                   1,241,901     2,173,651
 Accrued investment income                              1,524,795     1,439,721
 Accounts receivable, principally premiums              2,310,903     3,007,599
 Amount due from reinsurers                             1,761,008     1,876,843
 Deferred policy acquisition costs                     23,627,104    21,953,463
 Other assets                                             804,279     1,451,218
                                                     $134,309,726  $124,412,468

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Policy liabilities and accruals:
       Future policy benefits                         $87,489,811   $84,687,257
       Policy and contract claims                       1,286,023     1,453,553
 Federal income taxes                                   2,681,291     1,459,221
 Other liabilities                                      4,681,842     3,255,617

             Total liabilities                         96,138,967    90,855,648

 Stockholders' Equity:
       Common Stock                                (1)  3,602,775     3,602,775
       Additional paid-in capital                  (1)    573,667       575,367
       Net unrealized gains (losses) on fixed maturities
          available for sale                              698,166    (1,128,107)
       Retained earnings                               34,558,694    31,791,715
       Less treasury stock, at cost, (207,534 shares in
          1995 and 213,839 in 1994)                (1) (1,262,543)   (1,284,930)

             Total stockholders' equity                38,170,759    33,556,820

                                                     $134,309,726  $124,412,468

(1) All share and per share amounts have been adjusted for the October 16, 1995 twenty five percent stock dividend.

                              COTTON STATES LIFE INSURANCE COMPANY
                     Unaudited Consolidated Condensed Summary of Earnings

                                                  Nine months ended     Three months ended
                                                    September 30,         September 30,
                                                  1995         1994          1995        1994

Income:
    Premium income                          $5,614,812    $5,526,255    $1,862,046  $1,638,554
    Mortality and expense charges earned     5,633,148     5,003,587    $2,054,567   1,719,713
    Investment income                        5,243,841     4,726,578    $1,815,385   1,595,412
      Realized investment gains (losses)        45,560       (45,080)        ($765)     (5,325)
      Brokerage and other income               922,135       673,532      $314,831     227,019

          Total income                      17,459,496    15,884,872     6,046,064   5,175,373


Benefits and expenses:
    Life benefits and claims                 6,214,640     5,423,025     2,259,034   2,281,575
    A & H benefits and claims                1,788,620     2,258,657       551,561     564,823
    Amortization of policy acquisition costs 1,336,455     1,026,485       564,108     344,504
    Operating expenses                       3,977,117     3,514,684     1,342,992   1,158,492

          Total benefits and expenses       13,316,832    12,222,851     4,717,695   4,349,394


Earnings before income tax expense           4,142,664     3,662,021     1,328,369     825,979

Federal income taxes:
    Current tax expense                        441,639       700,234       197,259     173,772
    Deferred tax expense                       608,292       261,289       108,312      31,289
          Total Federal income taxes         1,049,931       961,523       305,571     205,061

Net Earnings                                $3,092,733    $2,700,498    $1,022,798    $620,918

Earnings per share of common stock (1)      $     0.91    $     0.83    $     0.30    $   0.19

Weighted average number of shares
     used in computing earnings
     per share                     (1)       3,391,085     3,238,656     3,391,085   3,238,656

(1)All share and per share amounts have been adjusted for the October 16, 1995 twenty five percent stock dividend.

                     COTTON STATES LIFE INSURANCE COMPANY
              Unaudited Consolidated Condensed Statements of Cash Flows
                   Nine months ended September 30, 1995 and 1994


                                                         1995          1994

 Cash flows from operating activities:
       Net Earnings                                          $3,092,733    $2,700,498
       Adjustments to reconcile net earnings to net
          cash provided from operating activities:
             Increase in policy liabilities and accruals      4,061,249     4,325,748
             Increase in deferred policy acquisition costs   (1,673,641)   (1,787,415)
             Change in Federal income taxes                     (80,000)      268,131
             Decrease in accounts receivable and
                 amounts due from reinsurers                    812,531      (703,210)
             Other, net                                         338,032       991,846

       Net cash provided from operating activities            6,550,904     5,795,598

 Cash flows from investing activities:
       Purchase of fixed maturities held for investment               0    (4,284,222)
       Purchase of fixed maturities available for sale      (26,444,353)  (21,780,513)
       Sale of fixed maturities available for sale           16,300,686    18,267,836
       Proceeds from maturity and redemption of fixed
            maturities held for investment                    1,780,728       574,297
       Proceeds from maturity and redemption of fixed
            maturities available for sale                     2,667,695     2,281,011
       First mortgage loans originated                                0      (830,637)
       Principal collected on first mortgage loans              661,735     1,113,696
       Policy Loans                                             (33,242)      (80,333)
       Other, net                                                64,989             0

       Net cash provided (used) in investing activities      (5,001,762)   (4,738,865)

 Cash flows from financing activities:
       Notes payable principal reduction                              0      (561,072)
       Proceeds from exercise of stock options                   20,688       153,545
       Cash dividends paid                                     (325,753)     (259,092)

       Net cash (used) by financing activities                 (325,753)     (666,619)

 Net increase in cash and cash equivalents:                  $1,223,389      $390,114

 Cash and cash equivalents:
       Beginning of period                                    4,135,791     3,451,941

       End of period                                         $5,359,180    $3,842,055

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

 Mortgage Loans
 The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value of residential loans and no more than 75% of the value on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agent's relatives, employees of Gold Kist, Inc. (a related party) and current mortgagees.
 The geographic distribution of the loan portfolio as of September 30, 1995 and December 31, 1994 is:

        No. of Loans                                      Book Value
 06/30/95       12/31/94    State              06/30/95    12/31/94
     6             7        Alabama              $382,567      $413,405
     6             7        Florida               472,213       493,445
    92           101        Georgia             4,400,110     5,009,775
   104           115                           $5,254,890    $5,916,625


 The Company has a large concentration of loans in Georgia; however, only three loans for $163,844 are past due more than three months. Because the loan-to-value ratio on these delinquent loans is 47%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

                            Results of Operations

 Premium Income
 Total premium income, which includes traditional and A & H premiums, is up 2% year to date and up 14% quarter to date. Traditional premium income is up 15% year to date due to continued sale of the Company's new participating whole life policy, but is offset by a decrease in group A&H premiums of 16% which will continue to fluctuate as premiums are based on actual claims experience. The Company's only group A&H plans cover employees and the Company's agents. No other group insurance is solicited. Individual A&H premiums will continue to fluctuate as this is a closed block of run-off business.
 Mortality and expense charges earned

 Universal life contract deposits are up 13% year to date and 3% for the third quarter of 1995. Mortality and expense charges earned on these deposits were up 13% year to date and up 19% for the third quarter.
 Annuity contract deposits are down 19% from 1994. The Company does not actively solicit annuity business and has held credited interest rates lower than competitive rates.

 Investment Income
 Investment income was up 11% over the year earlier quarter, due primarily to a 11% increase in total invested assets and improved overall bond market conditions.

 Realized Investment Gains and Losses
 The small amount of realized investment gains and losses resulted from the sale of selected bonds triggered by responses to general market conditions.

 Brokerage Income
 The 37% year to date increase in brokerage income is in line with the
 Company's expectations with regard to the Company's subsidiaries, CSI
 Brokerage Services, Inc. and CS Marketing Resources, Inc. Both Companies
 receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the override
 commissions.   Additionally, CSI Brokerage Services, Inc. earned $23,000
 of interest income from an advance to an affiliated company.  The Company expects other income to fluctuate as this advance is paid down.

 Benefits and Operating Expenses
 Ordinary benefits as a percentage of premium income and mortality and expense charges earned increased 5% year to date and decreased 10% quarter to date. Traditional and universal life death benefits were approximately $460,000 higher than 1994 levels year to date, but quarter to date, death benefits were approximately $275,000 lower than 1994 levels. Past financial results have indicated that death claims can and will fluctuate due to the Company's size and can dramatically impact reported quarterly earnings. Accident and health benefits decreased 21% and will continue to fluctuate as experience and related premium income are generally based on actual claims experience. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charges and brokerage income increased 3% year to date and 3% quarter to date. The Company continues to emphasize expense controls, but minor fluctuations are still expected.

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

 Item 2.  Changes in Securities

       The Company declared a 25% stock dividend that was distributed
       October 16, 1995 to stockholders on record on October 2, 1995.

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


                     COTTON STATES LIFE INSURANCE COMPANY
                            Registrant

 Date:       11/13/95
                            Gary W. Meader
                            Chief Financial Officer-Treasurer

 Date:       11/13/95
                            William J. Barlow
                            Vice President-Controller




