Form 10-K405
period 1995-12-31
COTTON STATES LIFE INSURANCE CO /
filed 1996-03-27
CIK 25118

                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                         Commission File Number 2-39729
December 31, 1995

                       COTTON STATES LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        GEORGIA                                                  58-0830929
------------------------                                     ------------------
(State of incorporation                                       (I.R.S. Employer
  and jurisdiction)                                          Identification No.)

244 PERIMETER CENTER PARKWAY, N.E., ATLANTA, GEORGIA               30346
----------------------------------------------------             ----------
      (Address of principal executive offices)                   (Zip code)


     Registrant's telephone number, including area code:    (404)39l-8600

         Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:

                        EXEMPT-UNDER RULE 12(g)(2)(G)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to the filing requirements for at least the past 90 days.

                                  YES    X         NO
                                       -----          -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable to the registrant and is not contained herein.

                                    [ X ]

The aggregate market value of voting stock held by non-affiliates was $18,961,432 based on the average bid and asked price of $9.37 on January 31, 1996, as reported on the NASDAQ national market system.

As of January 31, 1996, there were 3,396,264 shares of registrant's common stock outstanding.


The Exhibit Index is located on Page 46.

The total number of pages in this document is 54.

                            Cross-Reference Sheet

                                               Caption                                                               Page No.
                                               -------                                                               --------
ITEM   1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM   2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM   3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM   5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM   6.  SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM   9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  . . . . . . . . . . . . . . . . . . . . . . . . . .  33

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

ITEM  11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . .   43

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45


                                     PART I

ITEM 1. BUSINESS
GENERAL

         Cotton States Life Insurance Company (the "Company") was organized under the laws of the State of Georgia in 1955. The Company is currently licensed to transact business in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

         The Company currently markets only individual life insurance, payroll deduction life insurance and individual annuities. The Company ceased writing new individual accident and health insurance policies in 1988. The Company wrote group insurance only for its employees and agents through January 1, 1996.

         In July of 1989, the Company formed CSI Brokerage Services, Inc. ("CSI"). CSI brokers insurance products for the Company's exclusive agents not offered by the Company's affiliated property and casualty companies.

         In November of 1989, the Company acquired 60% of the outstanding common stock of Cotton States Marketing Resources, Inc. ("CSMRI"). During 1992, the Company acquired the remaining 40% of CSMRI stock. CSMRI brokers through the Company's exclusive agents other insurance companies' life and accident and health products not underwritten by the Company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The financial information about industry segments applicable to the Company is as follows:

                                               -------------------------------------------------------------
                                                    1995                  1994                     1993
                                               --------------         -------------           --------------
Individual:
   Premiums:
      Life                                     $  4,808,860              4,126,459               3,630,450
      Accident and health                           209,372                273,971                 360,263
                                               ------------            -----------             -----------
         Total premium income                     5,018,232              4,400,430               3,990,713
      Mortality and expense charges               7,218,946              7,136,723               5,529,950
      Net investment income                       6,987,699              6,377,909               6,101,301
      Other income                                        -                      -                 137,534
      Realized investment gains (losses)            139,438               (198,894)               (234,412)
                                               ------------            -----------             -----------
         Total income                            19,364,315             17,716,168              15,525,086
                                               ------------            -----------             -----------
      Policyholder benefits                       8,936,276              8,289,418               8,212,436
      Allocated operating expenses                4,569,194              4,318,205               4,015,653
                                               ------------            -----------             -----------
         Total benefits and expenses             13,505,470             12,607,623              12,228,089
                                               ------------            -----------             -----------
      Operating profit                            5,858,845              5,108,545               3,296,997
                                               ------------            -----------             -----------

Group:
   Premiums:
      Life                                          687,943                706,645                 778,122
      Accident and health                         2,136,420              2,884,731               3,236,622
                                               ------------            -----------             -----------
         Total premium income                     2,824,363              3,591,376               4,014,744
      Net investment income                               -                      -                       -
                                               ------------            -----------             -----------
         Total income                             2,824,363              3,591,376               4,014,744
                                               ------------            -----------             -----------
      Policyholder benefits                       2,705,781              3,460,209               3,690,939
      Allocated operating expenses                   77,590                254,341                 258,887
                                               ------------            -----------             -----------
         Total benefits and expenses              2,783,371              3,714,550               3,949,826
                                               ------------            -----------             -----------
      Operating profit (loss)                        40,992               (123,174)                 64,918
                                               ------------            -----------             -----------

Combined operating profit                         5,899,837              4,985,371               3,361,915
   Unallocated corporate expenses                 1,420,099              1,240,028               1,201,942
   Brokerage and other income                       847,717                646,625                 497,037
      Earnings before federal income taxes
         and accounting changes                $  5,327,455              4,391,968               2,657,010
                                               ============            ===========             ===========

NARRATIVE DESCRIPTION OF BUSINESS SEGMENTS

         INDIVIDUAL LIFE

         The major forms of individual life insurance presently offered by the Company include universal life, graded premium whole life, whole life, participating whole life, annuities, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability riders.

         Unless the need for a medical examination is indicated by the application or an investigation, the Company writes individual life insurance without requiring a medical examination in the following maximum amounts:


                  AGE GROUP                           MAXIMUM INSURANCE
                  ---------                           -----------------
                        0-35                                $150,000
                       36-40                                 100,000
                       41-45                                  74,000
                       46-50                                  50,000
                    51 and over                               24,000


         Substandard life insurance risks are accepted by the Company at increased rates, which are determined on an actuarial basis that the Company believes will adequately compensate it for the additional risk involved. The Company's retention of substandard policies varies with its classification of the risk and age of the insured, but in no event exceeds $100,000 on any life through age 65 or $35,000 for issue ages over 65. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain suitable reinsurance. The Company requires a medical examination on the majority of all substandard risks. As of December 31, 1995, less than 1% of the Company's individual life premiums and mortality and expense charges were represented by substandard risks.

         The Company, as do others in the insurance industry, reinsures with other companies portions of the individual life insurance policies it underwrites. Reinsurance enables an insurance company to write a policy in an amount larger than the risk it desires to assume. A contingent liability exists on insurance ceded to the reinsurer which might become a liability of the Company in the event that the reinsurer fails to meet its obligations under the reinsurance treaty.

         The Company presently retains, with respect to individual life policies, no more than $100,000 of insurance on any one life, which may be reduced, depending upon the age and the physical classification of the insured. All accidental death riders are 100% reinsured. As of December 31, 1995, the aggregate amount of individual life insurance in force ceded by the Company under its various reinsurance treaties totaled $801,111,000. The Company may have a total retention of $150,000 on a life if the insured is covered by an individual life policy and group life coverage.

         The following tabulation sets forth information pertaining to the Company's individual life insurance in-force for the three years ended December 31, 1995:

                                                      1995                 1994                   1993
                                                      ----                 ----                   ----
In-force ($000 omitted)                               $3,255,762            2,990,215        2,669,189
                                                      ----------            ---------        ---------
Reinsurance ceded ($000 omitted)                         801,111              722,262          644,335
                                                      ----------            ---------        ---------
In-force net of reinsurance
         ($000 omitted)                                2,454,651            2,267,953        2,024,854
                                                      ----------            ---------        ---------
Number of policies in-force                               52,041               48,159           42,358
                                                      ----------            ---------        ---------
Average size of policy in-force                       $   63,000               62,000           63,000
                                                      ----------            ---------        ---------
Ratio of voluntary terminations
         to mean of insurance in-force                     12.24%               11.66%           11.64%
                                                      ----------            ---------        ---------

GROUP LIFE AND ACCIDENT AND HEALTH

         The Company wrote group insurance policies covering its employees, employees of Cotton States Mutual Insurance Company ("Mutual"), agents of the Company and Mutual. The Company ceased writing this coverage January 1, 1996. Based on 1995 results, premium income and benefits will decrease approximately $2,136,000 in 1996. In addition, the Company participates in federally sponsored group pools.

         Mutual's premiums are based on actual claims experience plus an expense and profit allowance of 10%.

         The Company presently retains, with respect to group life insurance, no more than $50,000 on any one life. In addition, the Company has reinsurance treaties covering certain disaster provisions, disability income provisions and accidental death provisions.

         The Company does not act as a reinsurer except with respect to its participation in two federal programs. As of December 31, 1995, $11,403,000 of group life insurance had been assumed by the Company from Metropolitan Life Insurance Company ("Metropolitan") as the Company's pro rata share of the Federal Employees' Group Life Insurance Program written by Metropolitan. As of the same date, $628,084,000 of group life insurance had been assumed from Prudential Life Insurance Company of

America ("Prudential") as the Company's pro rata share of the Servicemen's Group Life Insurance Program written by Prudential. The Company's reinsurance participation in these two programs accounted for 99% of the Company's group life insurance in force as of December 31, 1995. Participation in these programs has an insignificant effect on the Company's earnings.


AGENCY FORCE

         The Company offers its insurance through independent agents who also write all lines of property and casualty insurance for Mutual and its subsidiary, Shield Insurance Company ("Shield"). See Item 13 of this report for an explanation of the relationship between the Company, Mutual and Shield. Because its agents write all major lines of insurance, the Company's commission rates are less than the prevailing industry rate. Approximately 230 agents are under contract to the Company, Mutual and Shield, and are paid on a commission basis.


REGULATION

         The Company, like other insurance companies, is subject to regulation and supervision by the states in which it transacts business. The insurance laws of these states confer upon supervisory authorities broad administrative powers relating to (I) the regulation and revocation of licenses to transact business, (ii) the regulation of trade practices, (iii) the licensing of agents, (iv) the approval of the form and content of policies and advertising,
(v) the depositing of securities for the benefit of policyholders, (vi) the type and amount of investments permitted, and (vii) the maintenance of specified reserves and capital for the protection of policyholders. In general, insurance laws and regulations are designed primarily to protect policyholders rather than shareholders.


         The Company is also required under these laws to file detailed annual reports with the supervisory agencies in each of the states in which it does business. Under the rules of the National Association of Insurance Commissioners, the Company's records are examined periodically by one or more of the state supervisory agencies.


EMPLOYEES

         In addition to its principal officers, the Company shares approximately 111 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employee's salaries, either based upon the Company's premium income in relation to the premium income of Mutual and Shield or to actual time expended on each company's affairs. The Company and its subsidiaries have 35 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its employee relations are good.

COMPETITION

         The Company operates in a highly competitive industry. It competes with a large number of stock and mutual insurance companies. Larger stock and mutual companies may have a competitive advantage in that they have greater financial and human resources that enable them to offer more diversified lines of coverage, develop new products faster, and develop economies of scale.

         Mutual companies may also have an additional advantage compared to stock insurers because all of their profits accrue to the policyholder. Furthermore, the Company's annuities compete with annuities offered by banks, thrifts, brokerage firms and other financial institutions. Many of these institutions enjoy a competitive advantage in that they do not incur commission costs.

         The Company has certain advantages that enables it to keep its premium rates competitive with similar policies offered by competing companies. These advantages are:

         1. The Company offers most of its insurance through the same agents who write property and casualty insurance for Mutual and Shield. The sale of insurance through the same agents who sell property and casualty insurance enables the Company to incur less agency development and sales expense than is customary in the industry;

         2. Because the Company's agents can provide customers with coverage for all major lines of insurance they have the advantage of "account" selling. Account selling enables insureds to contact one agent regarding their total insurance needs; and

         3. The Company shares certain facilities, equipment and personnel with Mutual and Shield. The Company believes that sharing these expenses has a favorable impact on the ratio of expenses to premium income and enables the Company to enjoy economies of scale.

         In order to keep pace with trends in the industry, the Company frequently introduces new products with premium rates and benefits that it believes are competitive with the industry.


ITEM 2.  PROPERTIES

         The Company, Mutual and Shield occupy offices located at 244 Perimeter Center Parkway, Atlanta, Georgia. The building is owned by a general partnership composed of Mutual and Gold Kist Inc. ("Gold Kist"). The Company has no ownership interest in the partnership. The facility consists of a three-story office building containing approximately 260,000 square feet of space of which the Company, Mutual and Shield share approximately 90,000 square feet. Rental expense is allocated to the Company based on its proportionate share of square footage occupied.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         COMMON STOCK DATA

         On January 1, 1996, there were approximately 680 record holders of the Company's common stock. The stock (symbol CSLI) is traded over-the-counter. Price history as provided by Nasdaq and dividends declared during the past two years are presented below:

              1995                   Bid Prices

                              High           Low     Dividend Declared

         First Quarter       $  7.80         6.58          .040
         Second Quarter      $  7.80         6.90          .032
         Third Quarter       $  9.90         7.20          .032
         Fourth Quarter      $  9.75         8.75          .032

              1994

         First Quarter       $  6.50         5.90          .024
         Second Quarter      $  6.40         5.20          .024
         Third Quarter       $  7.80         5.40          .032
         Fourth Quarter      $  7.80         6.40          .032

ITEM 6.  SELECTED FINANCIAL DATA.

TEN-YEAR SUMMARY
OF SELECTED
FINANCIAL DATA

                                                -----------------------------------------------------------
                                                1995                      1994(1)               1993(1)
                                                ---------------           ------------         ------------
As of December 31

   Total assets                                 $   139,381,979           124,412,468           116,237,515

   Total liabilities                            $    99,694,942            90,855,648            85,285,402

   Total stockholders' equity                   $    39,687,037            33,556,820            30,952,113

   Book value per share                         $         11.69                  9.90                  9.56

   Bid price per share                          $          9.00                  6.80                  6.00
                                                ===============           ===========           ===========


Years ended December 31

   Premium income                               $    7,842,595              7,991,806             8,005,457

   Mortality and expense charges earned         $    7,218,946              7,136,723             5,529,950

   Net investment income, realized
      investment gains and other income         $     8,814,035             7,597,136             7,271,267

   Total income                                 $    23,875,576            22,725,665            20,806,674

   Benefits and expenses                        $    18,548,121            18,333,697            18,149,664

   Net earnings                                 $     4,070,871             3,303,024             2,435,355
                                                ===============           ===========           ===========

   Net earnings per share                       $          1.20                  1.01                   .75
                                                ===============           ===========           ===========

   Dividends per share                          $          .136                  .112                  .096
                                                ===============           ===========           ===========


(1) All share and per share amounts have been adjusted for the October, 1995 five-for-four stock split.



----------------------------------------------------------------------------------------------------------------------
 1992(1)          1991(1)             1990(1)          1989(1)           1988(1)            1987(1)           1986(1)
-----------     -----------         ----------       ----------        ----------         ----------        ----------


111,133,117     102,258,764         94,837,003       89,058,288        80,680,249         73,499,773        69,221,596

 82,346,176      75,210,219         68,395,286       62,061,677        55,993,144         51,264,085        47,362,044

 28,786,941      27,048,545         26,441,717       26,996,611        24,687,105         22,235,688        21,859,552

       8.89            8.35               7.86             7.86              7.18               6.47              6.37

       5.20            5.20               5.80             6.20              4.30               4.20              4.60
===========     ===========         ==========       ==========        ==========         ==========        ==========


  9,671,662       9,444,004          8,778,515        8,559,692         8,027,527          9,160,889         9,325,079

  4,803,708       4,314,299          3,962,877        2,992,291         2,912,562          2,430,987         2,132,883


  7,111,110       7,069,597          6,291,331        6,575,258         6,257,920          5,962,544         5,968,435

 21,586,480      20,827,900         19,032,723       18,127,241        17,198,009         17,554,420        17,426,397

 19,122,883      19,182,874         17,027,478       15,913,687        14,459,976         14,765,557        14,824,504

  2,108,597       1,292,026          1,655,245        2,506,426         2,429,623          2,372,863         2,255,618
===========     ===========         ==========       ==========        ==========         ==========        ==========

        .62             .39                .49              .73               .70                .69               .66
===========     ===========         ==========       ==========        ==========         ==========        ==========

       .128            .224               .224             .192              .192               .192              .192
===========     ===========         ==========       ==========        ==========         ==========        ==========


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
             CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Premiums, mortality and expense charges and investment income are the Company's major sources of cash flow used to meet its short-term and long-term cash requirements.

The Company's short-term obligations consist primarily of operating expenses and policyholder benefits. The Company has been able to meet these funding requirements out of operating cash and cash equivalents. The Company does not anticipate that it will become necessary to sell long-term investments to meet short-term obligations.

The Company's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance and certain accident and health products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, morbidity, persistency and interest. The Company believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin to finance future growth without a major entry into the debt or equity markets.


INVESTMENTS

Investment Securities and Securities Available for Sale

Effective, January 1, 1994, the Company changed its method of valuing fixed maturities available for sale from lower of aggregate amortized cost or market value to market value, as required by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Also, on January 1, 1994 and December 1, 1995, the Company transferred an additional $20,898,578 and $11,193,866, respectively, in securities from its held-for-investment portfolio to its held-for-sale portfolio.

Following is a summary of fixed maturities held for investment and available for sale by rating class as of December 31, 1995.

                     Held for Investment    Available for Sale
----------------------------------------------------------------
U. S. GOVERNMENT     $     1,987,280             26,231,643
"A" OR BETTER             18,645,188             44,096,529
                     -------------------------------------------
                     $    20,632,468             70,328,172
                     -------------------------------------------


In 1995, 1994 and 1993, the Company provided loss provisions of approximately $300,000, $580,000 and $320,000, respectively, for U.S. government agency derivative securities whose decline in value was deemed to be other than temporary. These securities are U.S. government agency securities whose principal repayments are linked to the valuation of foreign currencies. Three of these securities matured in 1995, the remaining security matures in 1996. The Company does not anticipate any further significant write-downs.


Mortgage Loans

The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agents' relatives, employees of Gold Kist and current mortgagees.

MANAGEMENT'S
DISCUSSION AND
ANALYSIS | continued

The geographic distribution of the loan portfolio as of December 31, 1995 is:

No. of Loans                             State             Book Value
-------------------------------------------------------------------------------
          6                              Alabama           $    483,325
          7                              Florida                564,237
         93                              Georgia              4,376,910
-------------------------------------------------------------------------------
        106                                                $  5,424,472
===============================================================================


The Company has a large concentration of loans in Georgia; however, only one loan for $148,966 is past due more than three months. Because the loan-to-value ratio on these delinquent loans is 62%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.


Policy Loans

All policy loans are secured by the cash surrender value of the policies.


Short-term Investments

All short-term investments are in U.S. Treasury Bills.


RESULTS OF OPERATIONS


Premium Income

Premium income on traditional life contracts has increased 17% in 1995 and 14% in 1994. Prior to 1994, premium income on these contracts was unchanged. The increase in 1995 and 1994 came from the sales of the Company's new participating whole life policies.

Individual accident and health premiums decreased 24% in 1995 and 1994, and 8% in 1993. In 1988, the Company ceased writing new individual accident and health policies. The Company anticipates that premium income from the line will continue to decrease.

Group premiums from the Company's agents and employees are based on actual claims experience and participation in government pools. Group premiums decreased approximately $767,000 in 1995 and $423,000 in 1994 and increased $1,616,000 in 1993. The fluctuation in group premiums has no effect on the Company's earnings, because those premiums were based on actual claims experience plus a modest expense allowance. On January 1, 1996, the Company ceased writing group health insurance on its agents and employees.
This will result in a decrease in premium income and benefits in 1996 of approximately $2,136,000, based on 1995 experience.

MANAGEMENT'S
DISCUSSION AND
ANALYSIS | continued

Mortality and Expense Charges Earned

Mortality and expense charges earned on universal life contracts increased 1%, 29% and 15% in 1995, 1994 and 1993, respectively. In 1994 and 1993, the Company changed its classification of reserve credits on reinsured universal life contracts. This reclassification resulted in additional mortality and expense charges earned of $328,000 and $430,000 in 1994 and 1993, respectively, and had an insignificant effect on net income. Without this reclassification, mortality and expense charges earned would have increased 6%, 33% and 6%, respectively. The increase for 1994 resulted from the addition of a large payroll deduction universal life case during the year, plus an increase in cost of insurance charges on all 1994 new business cases. The Company expects future growth rates to be in the 6-8% range.

Investment Income

Investment income increased 10% in 1995, 5% in 1994 and was flat in 1993. The increase in 1995 and 1994 is due to a larger investment portfolio.


Realized Investment Gains/Losses

Realized investment gains/losses during the past three years resulted primarily from the sale of bonds and write-down of bonds. During 1995, 1994 and 1993, the Company booked provisions for possible investment losses of $300,000, $580,000 and $320,000 respectively. (See previous discussion of investment securities.)


Brokerage and Other Income

CSI Brokerage Services provided the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company's multi-line agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite. CSI earned $438,707 in 1995, $368,700 in 1994 and $321,150 in 1993.
Another subsidiary, Cotton States Marketing Resources, Inc. provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not want to underwrite. Marketing Resources earned $183,010 in 1995 and $88,000 in 1994 and $10,400 in 1993.


Benefits

Individual benefits as a percentage of individual life premiums and mortality and expense charges were 70%, 64% and 78% for 1995, 1994 and 1993, respectively. The large decrease in 1994 was due to lower mortality experience.

Individual accident and health benefits as a percentage of accident and health premiums were 19%, 129% and 127% for 1995, 1994 and 1993, respectively. Even though experience on this line improved in 1995, the Company anticipates that even with rate increases, the loss ratio on this closed block of business will continue to be in the 110%-130% range.


Operating Expenses

Operating expenses and amortization of policy acquisition costs as a percentage of total premium

MANAGEMENT'S
DISCUSSION AND
ANALYSIS | continued

income, mortality and expense charges, and brokerage income were 41%, 40% and 42% for 1995, 1994 and 1993, respectively. The Company anticipates the expense ratio will remain at approximately 40% in future years.


Federal Income Taxes

The effective tax rates were 24% for 1995, 25% for 1994 and 8% for 1993. The effective tax rate should remain at approximately 25%. On January 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities (principally deferred policy acquisition costs and life future policy benefit liabilities) for financial reporting purposes and federal income tax purposes. The tax effect of these differences created a deferred tax benefit of $317,043 in 1993 versus deferred tax expense of $381,477 in 1994. This change in accounting principle contributed significantly to the decrease in effective tax rate for 1993.


Quarterly Results

Quarterly earnings fluctuated significantly during the three years ending December 31, 1995. These fluctuations are due, in the most part, to irregular claims occurrences and the timing of certain investment transactions during the year.


Inflation

Prolonged inflation can adversely affect insurance operations. Expenses and certain benefits tend to increase while premiums are generally fixed for the life of the policy. Real and nominal interest rates have fluctuated considerably over the past several years, causing major swings in investments' market values and their income growth. In an effort to control these effects, management is continuing to emphasize cost control and to invest in short-term and intermediate-term investments. Both inflation and interest rate fluctuations narrowed in the past three years in comparison to the immediately preceding years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS



                                                                                  December 31,
                                                                    --------------------------------------
                                                                          1995                    1994
                                                                    --------------             -----------
ASSETS
Investments:
   Fixed maturities, held for investment, at amortized cost         $   20,632,468              33,637,095
   Fixed maturities, available for sale, at market value                70,328,172              44,450,362
   First mortgage loans on real estate                                   5,424,472               5,916,625
   Policy loans                                                          6,675,954               6,543,751
   Short-term investments                                                3,774,989               1,962,140
                                                                    --------------             -----------
         Total investments                                             106,836,055              92,509,973

Cash                                                                     1,721,911               2,173,651
Accrued investment income                                                1,637,817               1,439,721
Amounts receivable, principally premiums                                 2,076,227               3,007,599
Amount due from reinsurers                                               1,885,779               1,876,843
Deferred policy acquisition costs                                       24,171,011              21,953,463
                                                                    --------------             -----------
Other assets                                                             1,053,179               1,451,218
                                                                    $  139,381,979             124,412,468
                                                                    ==============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accruals:
   Future policy benefits                                           $   89,532,469              84,687,257
   Policy claims and benefits payable                                    1,774,740               1,453,553
                                                                    --------------             -----------
         Total policy liabilities and accruals                          91,307,209              86,140,810

Federal income taxes:
   Current                                                                 151,561                 101,910
   Deferred                                                              3,140,915               1,357,311
Other liabilities                                                        5,095,257               3,255,617
                                                                    --------------             -----------
         Total liabilities                                              99,694,942              90,855,648
                                                                    --------------             -----------

Stockholders' equity:
   Common stock of $1 par value. Authorized 5,000,000
      shares; issued 3,602,775 shares                                    3,602,775               3,602,775
   Additional paid-in capital                                            1,292,207               1,295,922
   Net unrealized gains (losses) on fixed maturities available
      for sale                                                           1,354,897              (1,128,107)
   Retained earnings                                                    34,680,468              31,071,160
   Less treasury stock, at cost (207,011 shares in
      1995 and 213,839 shares in 1994)                                  (1,243,310)             (1,284,930)
                                                                    --------------             -----------
         Total stockholders' equity                                     39,687,037              33,556,820
                                                                    --------------              ----------

                                                                    $  139,381,979             124,412,468
                                                                    ==============             ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS



                                                                                Years ended December 31,
                                                                 -------------------------------------------------------
                                                                      1995                   1994               1993
                                                                 ---------------          ----------          ----------
REVENUES
   Premium income:
      Life                                                       $     5,496,803           4,833,104           4,408,072
      Accident and health                                              2,345,792           3,158,702           3,597,385
                                                                 ---------------          ----------          ----------

         Total premium income                                          7,842,595           7,991,806           8,005,457

   Mortality and expense charges                                       7,218,946           7,136,723           5,529,950
   Net investment income                                               7,022,551           6,377,909           6,101,301
   Realized investment gains (losses)                                    139,438            (198,894)           (234,412)
   Brokerage and other income                                          1,652,046           1,418,121           1,404,378
                                                                 ---------------          ----------          ----------
         Total revenues                                               23,875,576          22,725,665          20,806,674
                                                                 ---------------          ----------          ----------

BENEFITS AND EXPENSES

   Life benefits and claims                                            9,450,073           8,666,090           8,450,658
   Accident and health benefits and claims                             2,191,984           3,083,537           3,452,717
   Amortization of deferred policy acquisition costs                   1,475,963           1,134,555           1,317,787
   Other operating expenses                                            5,430,101           5,449,515           4,928,502
                                                                 ---------------          ----------          ----------
         Total benefits and expenses                                  18,548,121          18,333,697          18,149,664
                                                                 ---------------          ----------          ----------
   Earnings before federal income taxes and cumulative
      effect of changes in accounting principles                       5,327,455           4,391,968           2,657,010

Federal income taxes (benefits):

   Current                                                               579,650             707,467             535,698
   Deferred                                                              676,934             381,477            (317,043)
                                                                 ---------------          ----------          ----------
         Total federal income taxes                                    1,256,584           1,088,944             218,655
                                                                 ---------------          ----------          ----------

         Net earnings before cumulative effect of changes
            in accounting principles                                   4,070,871           3,303,024           2,438,355

Cumulative effect on prior periods of a change
   in method of accounting for income taxes                                    -                   -             260,000
Cumulative effect on prior periods of a change in method
   of accounting for retiree benefits, net of tax                              -                   -            (263,000)
                                                                 ---------------          ----------          ----------
         Net earnings                                            $     4,070,871           3,303,024           2,435,355
                                                                 ===============          ==========          ==========

Per share:
   Net earnings before cumulative effect of
      changes in accounting principles                           $          1.20                1.01                 .75
   Cumulative effect on prior periods of a change
      in method of accounting for income taxes                                 -                   -                 .08
   Cumulative effect on prior periods of a change in method
      of accounting for retiree benefits, net of tax                           -                   -                (.08)
                                                                 ---------------          ----------          ----------
         Net earnings                                            $          1.20                1.01                 .75
                                                                 ===============          ==========          ==========
Weighted average number of shares used in
   computing earnings per share                                        3,393,529           3,264,539           3,238,655
                                                                 ===============          ==========          ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Years ended December 31,
                                                                 -------------------------------------------------------
                                                                     1995                    1994                1993
                                                                 ---------------           ---------           ---------
Common stock-balance at beginning and
   end of year                                                   $     3,602,775           3,602,775           3,602,775
                                                                 ---------------          ----------          ----------

Additional paid-in capital:
   Balance at beginning of year                                        1,295,922           1,401,476           1,401,476
   Treasury shares issued                                                 (3,715)           (105,554)                  -
                                                                 ---------------          ----------          ----------
   Balance at end of year                                              1,292,207           1,295,922           1,401,476
                                                                 ---------------          ----------          ----------

Netunrealized gains (losses) on equity securities
and fixed maturities available for sale:
      Balance at beginning of year                                    (1,128,107)                  _             (40,728)
      Change in accounting principle:
         Unrealized gains at January 1, 1994                                   -             582,955                   -
         Deferred tax expense                                                  -            (198,205)                  -
                                                                 ---------------          ----------          ----------
      Change in accounting principle, net                             (1,128,107)            384,750             (40,728)
                                                                 ---------------          ----------          ----------

      Change in unrealized gains (losses):
         Unrealized gains (losses) during year                         4,137,852          (2,171,848)             40,728
         Deferred (taxes) benefit                                     (1,106,869)            438,428                   -
         Deferred acquisition cost adjustment                           (547,979)            220,563                   -
                                                                 ---------------          ----------          ----------
      Change in unrealized gains (losses), net                         2,483,004          (1,512,857)             40,728
                                                                 ---------------          ----------          ----------
      Balance at end of year                                           1,354,897          (1,128,107)                  -
                                                                 ---------------          ----------          ----------

Retained earnings:
   Balance at beginning of year                                       31,071,160          28,135,674          26,011,230
   Net earnings                                                        4,070,871           3,303,024           2,435,355
   Dividends of $.136 per share in 1995,
      $.112 in 1994 and $.096 in 1993                                   (461,563)           (367,538)           (310,911)
                                                                 ---------------          ----------          ----------
   Balance at end of year                                             34,680,468          31,071,160          28,135,674
                                                                 ---------------          ----------          ----------

Treasury stock:
   Balance at beginning of year                                       (1,284,930)         (2,187,812)         (2,187,812)
   Cost of shares issued (6,828 shares in 1995
      and 150,280 shares in 1994)                                         41,620             902,882                   -
                                                                 ---------------          ----------          ----------
   Balance at end of year                                             (1,243,310)         (1,284,930)         (2,187,812)
                                                                 ---------------          ----------          ----------

Total stockholders' equity (note 9)                              $    39,687,037          33,556,820          30,952,113
                                                                 ===============          ==========          ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Years ended December 31,
                                                                 -------------------------------------------------------
                                                                      1995                  1994                1993
                                                                 ----------------        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net earnings                                                 $      4,070,871           3,303,024           2,435,355
   Adjustments to reconcile net earnings to net
      cash provided from operating activities:
         Increase in policy liabilities and accruals                   5,166,399           5,646,988           4,998,835
         Increase in deferred policy acquisition costs                (2,765,527)         (2,575,044)         (2,223,030)
         Change in federal income taxes                                  726,385             (28,659)           (453,262)
         Decrease (increase) in amounts receivable
            and amounts due from reinsurers                              922,436          (1,039,672)           (644,615)
         Other, net                                                    1,828,589           2,476,899           1,709,873
                                                                ----------------           ---------           ---------
            Net cash provided from operating activities                9,949,153           7,783,536           5,823,156
                                                                ----------------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed maturities held for investment                            -          (4,284,222)        (15,473,687)
   Purchase of fixed maturities available for sale                   (33,550,517)        (24,101,176)         (1,015,500)
   Sale of fixed maturities available for sale                        20,469,828          17,791,175                   -
   Proceeds from maturity and redemption
      of fixed maturities held for investment                          1,780,728             575,093           6,806,181
   Proceeds from maturity and redemption of
      fixed maturities available for sale                              2,876,731           2,519,530           3,073,091
   First mortgage loans originated                                      (346,600)           (830,637)           (555,756)
   Principal collected on first mortgage loans                           838,753           1,550,879           1,485,794
   Policy loans                                                         (132,203)           (132,122)           (246,363)

   Other, net                                                           (101,106)            (56,924)            296,934
                                                                ----------------           ---------           ---------
            Net cash used in investing activities                     (8,164,386)         (6,968,404)         (5,629,306)
                                                                ----------------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of notes payable                                                  -            (561,072)         (1,888,928)
   Cash dividends paid                                                  (461,563)           (367,538)           (310,911)
   Sale of treasury stock                                                 37,905             797,328                   -
                                                                ----------------           ---------           ---------
            Net cash provided from (used in)
               financing activities                                     (423,658)           (131,282)         (2,199,839)
                                                                ----------------           ---------           ---------
            Net increase (decrease) in cash and
               cash equivalents                                        1,361,109             683,850          (2,005,989)
                                                                ----------------           ---------           ---------

Cash and cash equivalents:
   Beginning of year                                                   4,135,791           3,451,941           5,457,930
                                                                ----------------           ---------           ---------
   End of year                                                  $      5,496,900           4,135,791           3,451,941
                                                                ================           =========           =========

Supplemental disclosures of cash paid during the year:
      Income taxes                                              $        530,000             827,156             221,660
                                                                ================           =========           =========
     Interest                                                   $              -               9,835              77,883
                                                                ================           =========           =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO
CONSOLIDATED
FINANCIAL
STATEMENTS

DECEMBER 31, 1995, 1994 AND 1993


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which vary in certain respects from reporting practices prescribed or permitted by the Insurance Department of the State of Georgia. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the company deems to be acutely sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could defer from estimates. The significant accounting policies are as follows:


Consolidation Policy

The consolidated financial statements include the accounts of Cotton States Life Insurance Company, its wholly owned subsidiaries, CSI Brokerage Services, Inc. (CSI) and Cotton States Marketing Resources, Inc. (CSMR). All significant intercompany balances and transactions have been eliminated in consolidation.


Recognition of Premium Income and Mortality and Expense Charges

Premiums on traditional life and accident and health insurance policies are recognized as income when due. Mortality and expense charges on universal life policies are recognized as income when earned.


Future Policy Benefits

Future policy benefits on traditional individual life insurance policies are computed using a net level-premium method based upon conservative assumptions as to investment yields, withdrawals, morbidity and mortality. Future policy benefits on universal life insurance policies and annuities represent the contract's accumulated account value plus credited interest.


Deferred Policy Acquisition Costs

The costs of acquiring most new individual life business are deferred and amortized with interest over the premium-paying period of the related policies. For traditional life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions as used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract's annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $4,241,000 in 1995, $3,710,000 in 1994 and $3,541,000 in 1993.

NOTES | CONTINUED


Cash and Cash Equivalents

For purposes of presenting its statements of cash flows, the Company considers all short-term investments to be cash equivalents. Short-term investments have maturity dates of less than three months.


Investments

Fixed maturities held for investment are stated at amortized cost. Fixed maturities available for sale are stated at fair value. The cost of securities sold is determined by the identified certificate method. First mortgage loans are stated at their aggregate unpaid balance. Policy loans are stated at their aggregate unpaid balance and short-term investments are stated at cost.

Investments deemed to have a loss in value, which is other than temporary, are written down to their estimated net realizable value. Unrealized gains and losses on fixed maturities available for sale are accounted for as direct increases or decreases in stockholders' equity, net of deferred taxes.


Income Taxes

The Company and CSI Brokerage Services, Inc. file a consolidated federal income tax return. Cotton States Marketing Resources, Inc. files a separate federal income tax return.

Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.


Stockholders' Equity/Earnings Per Share

On August 22, 1995, the Company's Board of Directors authorized a five-for-four stock split, effected in the form of a 25% stock dividend distributed on October 16, 1995 to shareholders of record on October 2, 1995. Share equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements to the number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated.

Earnings per share of common stock are based on the weighted average number of common shares outstanding, adjusted for the October 16, 1995 five-for-four stock split, effected in the form of a 25% stock dividend. The effect of unexercised stock options is not significant.

NOTES | continued



NOTE 2 - INVESTMENTS

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in reporting fixed maturities available for sale at fair value with changes in unrealized gains and losses included in stockholders' equity, net of applicable deferred taxes and deferred acquisition cost adjustments. The adoption of SFAS No. 115 had no effect on net earnings in 1994.

In November 1995, the Financial Accounting Standards Board announced that for the year ended December 31, 1995, companies that are subject to the reporting requirements of SFAS No. 115 would have a one-time opportunity to reclassify securities currently classified as held to maturity without the risk of tainting the accounting for investments on a historical basis. The Company has evaluated the securities contained in this portfolio and has determined under which conditions it may dispose of such securities. In light of this review, the Company has reclassified approximately $11,197,000 of securities which were previously classified as held-to-maturity to the available-for-sale account. The result of such reclassification was to increase shareholders' equity by approximately $62,000, net of applicable deferred taxes.


-----------------------------------------------------        ----------       ----------    --------------
   1995                                                           Gross            Gross
                                            Amortized        unrealized       unrealized    Estimated fair
                                                 cost             gains           losses             value
                                       --------------        ----------       ----------    --------------
Held for investment:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies        $    1,987,280             6,105           (7,385)        1,986,000
   Debt securities issued by
      foreign governments                   1,987,190           209,520                -         2,196,710
   Corporate securities                    16,657,998           643,251           (7,193)       17,294,056
                                       --------------         ---------          -------        ----------
         Total                         $   20,632,468           858,876          (14,578)       21,476,766
                                       ==============         =========          =======        ==========
Available for sale:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies        $    3,794,917           201,299                -         3,996,216
   Corporate securities                    42,457,092         1,742,014         (102,577)       44,096,529
   Mortgage-backed securities              21,527,204           709,335           (1,112)       22,235,427
                                       --------------         ---------          -------        ----------
         Total                         $   67,779,213         2,652,648         (103,689)       70,328,172
                                       ==============         =========          =======        ==========

----------------------------------------------------------------------------------------------------------
   1994                                                           Gross            Gross
                                            Amortized        unrealized       unrealized    Estimated fair
                                                 cost             gains           losses             value
                                       --------------        ----------       ----------    --------------

Held for investment:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies        $    3,275,552               817          (78,094)        3,198,275
   Debt securities issued by
      foreign governments                   3,005,829                 -         (154,729)        2,851,100
   Corporate securities                    27,355,714             6,479       (2,075,564)       25,286,629
                                       --------------         ---------          -------        ----------

         Total                         $   33,637,095             7,296       (2,308,387)       31,336,004
                                       ==============         =========          =======        ==========

Available for sale:
   U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies        $    3,171,143                 -          (67,918)        3,103,225
   Corporate securities                    22,485,035            69,473         (805,646)       21,748,862
   Mortgage-backed securities              20,383,077                 -         (784,802)       19,598,275
                                       ______________         _________       ___________       __________
         Total                         $   46,039,255            69,473       (1,658,366)       44,450,362
                                       ==============         =========       ===========       ==========

NOTES | continued


The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------------------------------------
1995                                                                     Amortized          Estimated fair
                                                                              cost                   value
                                                                    --------------          --------------
Held for investment:

   Due in one year or less                                          $    1,650,874               1,663,115
   Due after one year through five years                                 4,043,742               4,137,471
   Due after five years through 10 years                                14,937,852              15,676,180
                                                                    --------------          --------------

      Total                                                         $   20,632,468              21,476,766
                                                                    ==============          ==============

Available for sale:

   Due in one year or less                                          $    2,037,325               2,109,246
   Due after one year through five years                                15,105,279              15,465,305
   Due after five years through 10 years                                22,485,752              23,714,948
   Due after 10 years                                                    6,623,653               6,803,246
   Mortgage-backed securities                                           21,527,204              22,235,427
                                                                    --------------          --------------

      Total                                                         $   67,779,213              70,328,172
                                                                    ==============          ==============


Bonds with amortized cost of approximately $1,843,000 at December 31, 1995 were on deposit with state regulatory authorities in accordance with statutory requirements.

Realized and unrealized gains and losses on investments for the years ended December 31, were as follows:


                                                 ----------             ----------               --------
                                                    1995                   1994                   1993
                                                 ----------             ----------               --------
Realized gains (losses) on sales and
redemptions of investments:

      Fixed maturities held for investment:

         Gross gains                             $        -                    171                 113,668
         Gross losses                                     -                      -                 (21,455)
                                                  ---------              ---------               ---------
            Net realized gains                            -                    171                  92,213
                                                  ---------              ---------               ---------


      Fixed maturities available for sale:

         Gross gains                                452,383                443,299                   1,994
         Gross losses                              (312,945)              (642,364)               (328,619)
                                                  ---------              ---------               ---------
            Net realized gains (losses)             139,438               (199,065)               (326,625)
                                                  ---------              ---------               ---------


   Changes in unrealized gains (losses):

      Fixed maturities held for investment        3,145,389             (5,719,289)              1,748,667
      Fixed maturities available for sale         4,137,852             (2,171,848)                623,683
                                                  ---------              ---------               ---------
            Net unrealized gains (losses)         7,283,241             (7,891,137)              2,372,350
                                                  ---------              ---------               ---------
            Total realized and unrealized
               gains (losses)                    $7,422,679             (8,090,031)              2,137,938
                                                 ==========              =========               =========

NOTES | continued


Included in investments available for sale are certain U.S. dollar denominated U.S. government agency securities amounting to $292,500 at December 31, 1995, which are payable in foreign currency. As a result of significant foreign currency fluctuations, the Company has written these securities down to current market value in 1995, 1994 and 1993 by recognizing losses of $300,000, $580,509 and $318,579, respectively.

Details of net investment income are as follows:



                                                 ----------              --------                --------
                                                    1995                   1994                   1993
                                                 ----------              --------                --------
   Investment income:

      Fixed maturities held for investment       $1,504,117              2,095,318               3,521,446
      Fixed maturities available for sale         4,627,543              3,367,984               1,806,836
      First mortgage loans                          498,084                573,008                 648,879
      Policy loans                                  434,184                424,266                 400,332
      Short-term investments                        298,553                232,482                  77,972
                                                  ---------              ---------               ---------
         Total investment income                  7,362,481              6,693,058               6,455,465

      Less investment expenses                      339,930                315,149                 354,164
                                                  ---------              ---------               ---------

         Net investment income                   $7,022,551              6,377,909               6,101,301
                                                 ==========              =========               =========



NOTE 3 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments


The carrying amount of cash and short-term investments is a reasonable estimate of fair value.

Investment Securities

For investment securities (which include fixed maturities held for investment and fixed maturities available for sale), fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Mortgage Loans


The fair value of mortgage loans is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Policy Loans


The carrying amount of policy loans is a reasonable estimate of fair value.

NOTES | continued


Universal Life and Annuity Benefits


The carrying amount of universal life and annuity benefits is a reasonable estimate of fair value since credited interest approximates current market rates.

The estimated fair values and carrying value of the Company's financial instruments at December 31, 1995 and 1994 are the same except for investment securities which are detailed in footnote 2 and mortgage loans as follows:

-----------------------------------------------------------------------------------------------------------

MORTGAGE LOANS                                                            Carrying                    Fair
                                                                            amount                   value
                                                                    ---------------------------------------
1995                                                                $    5,424,472               5,601,569
1994                                                                $    5,916,625               5,932,877
                                                                    =======================================



NOTE 4 - FUTURE POLICY BENEFITS AND REINSURANCE

The composition of future policy benefits and the significant assumptions used in their development are as follows:



                        Future policy benefits                               Assumptions
                       |----------------------|    |------------------------------------------------------------------------|
                           (in thousands)
                       ------------------------    --------------   --------------    ------------------      -----------
Line of business         1995         1994         Years of issue   Interest rates        Mortality           Withdrawals
                        ------       ------        --------------   --------------    ------------------      -----------
Life:

   Individual           $ 4,621       4,755        1956-65               4%           1955-60 Basic Table      Company
                                                                                      Select and Ultimate      experience

   Individual             9,155       9,310        1966-79           6.5%  - 5% (A)   Same as above            Same as above

   Individual             5,521       5,525        1980-88           7.5%  - 6% (A)   1965-70 Basic Table      Same as above
                                                                                      Select and Ultimate

   Individual             3,928       2,909        1989-95           7.5%  - 6% (A)   1975-80 Basic Table      Same as above
                                                                                      Select and Ultimate

   Individual             3,584       3,427        Various           3.5%  - 2.5%     Statutory                       -

   Annuities and
     universal life      62,656      58,639        Various           6.25% -          4.5%Accumulated                 -
                                                                                      account value

   Group                      6          50        Various              _             Unearned premiums               _
                        -------      ------        -------           -------------    -----------------        ------------
                         89,471      84,615

   Accident and
     health-
     individual              61          72        Various               3%                 -                         -
                        -------      ------        -------           -------------    -----------------        ------------

   Total future
     policy benefits    $89,532      84,687
                        ===================


(A) INTEREST RATES ARE GRADED TO THE ULTIMATE RATE IN 25 YEARS.

NOTES | continued


The Company participates in certain business assumed from federally sponsored group pools. Further, it is the Company's general policy to reinsure individual life insurance in excess of $100,000, group life insurance in excess of $50,000, major medical payments in excess of $35,000 annually per individual, accidental deaths and certain disability income coverage. Amounts ceded under reinsurance agreements become liabilities of the Company should the reinsurers be unable to meet their obligations under the reinsurance agreements. The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:


                                            -----------             ---------               ----------
                                               1995                   1994                    1993
                                            -----------             ---------               ----------
   Premium income:

      Direct premiums                       $10,060,324              9,687,078               9,852,738
      Reinsurance assumed                       677,928                676,912                 753,845
      Reinsurance ceded                      (2,895,657)            (2,372,184)             (2,601,126)
                                            -----------              ---------               ---------
         Net premium income                 $ 7,842,595              7,991,806               8,005,457
                                            ===========              =========               =========
   Benefits and claims:
      Reinsurance assumed                   $   655,789                668,409                 742,055
                                            ===========              =========               =========
      Reinsurance ceded                     $ 1,475,011              2,852,487               1,849,875
                                            ===========              =========               =========



NOTE 5 - INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the asset and liability method, as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). As permitted by the new rules, prior years' financial statements have not been restated. The cumulative effect of the adoption of SFAS No. 109 as of January 1, 1993 was to increase 1993 net earnings by $260,000.

NOTES | continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 1995 and 1994 is composed of the following:


                                                                    -----------------------------------
                                                                       1995                     1994
                                                                    ----------               ----------
   Deferred tax assets:
   Fixed maturities available for sale                              $        -               1,075,848
   Deferred policy acquisition costs-tax                             1,053,365                 935,230
   Life insurance reserves                                           4,107,971               3,856,145
   Unearned mortality and expense charges                              709,805                 567,720
   Postretirement health benefits liability                            111,621                 105,713
   Alternative minimum tax credit carryforward                         329,192                 329,192
   Other, net                                                           33,156                  38,112
                                                                    ----------               ---------
      Total deferred tax assets                                      6,345,110               6,907,960
   Valuation allowance                                                (250,000)               (600,000)
                                                                    ----------               ---------
      Net deferred tax assets                                        6,095,110               1,357,312
                                                                    ----------               ---------

   Deferred tax liabilities:
     Fixed maturities available for sale                               826,425                       -
     Deferred policy acquisition costs-financial statements          8,329,465               7,389,186
     Due and unpaid premiums                                            66,425                 273,984
     Other, net                                                         13,710                   2,101
                                                                    ----------               ---------
      Total deferred tax liabilities                                 9,236,025               7,665,271
                                                                    ----------               ---------
      Net deferred tax liability                                    $3,140,915               1,357,311
                                                                    ==========               =========


The Company has established a valuation allowance for deferred tax assets of $250,000 in 1995 and $600,000 in 1994 of which $300,000 was recorded through equity due to the initial establishment of the deferred tax asset associated with unrealized losses on available-for-sale securities. The valuation allowance established through equity in 1994 was taken down through equity in 1995 as a result of an increase in the value of the securities.

SFAS No. 109 specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled "policyholders' surplus" created by federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled "shareholders' surplus." The balance in the "policyholders' surplus" account at December 31, 1995 was $4,203,000. The balance in the "shareholders' surplus" account at December 31, 1995 was $28,400,000. The Company does not anticipate any of the "policyholders' surplus" account becoming taxable in the foreseeable future.

NOTES | continued


Federal income tax expense is less than amounts determined by multiplying earnings before federal income taxes by the federal tax rate of 35%. The reason for such difference and the tax effect of each are as follows:


                                            -----------             ---------                --------
                                               1995                   1994                    1993
                                            -----------             ---------                --------
Federal income tax expense at
   statutory rate                           $1,864,609              1,537,189                 929,953
Special deductions available to small
   life insurance companies                   (610,107)              (560,305)               (546,737)
Alternative minimum taxes                          -                      -                    88,520
Net losses (gains) of subsidiaries not
   currently includable                        (64,054)               (30,802)                 (3,552)
Tax rate differential                           84,214                147,983                (223,942)
Surtax exemption                               (34,481)               (27,675)                (47,864)
Other, net                                      16,403                 22,554                  22,277
                                            -----------             ---------                --------
      Total federal income taxes            $1,256,584              1,088,944                 218,655
                                            ==========              =========                 =======



NOTE 6 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company has a plan which provides for postretirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company pays all benefits on a current basis and the plan is not funded.

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106). The cumulative effect of this change in accounting resulted in a charge to earnings net of tax of $263,000. The components of the net periodic postretirement benefit cost for the years ended December 31 are as follows:



                                            -------                 ------                    ------
                                              1995                   1994                      1993
                                            -------                 ------                    ------
Service cost                                $ 8,124                  9,770                     8,669
Interest cost                                22,000                 21,376                    21,710
Amortization of unrecognized gain              (997)                   -                         -
                                            -------                 ------                    ------

   Net periodic postretirement benefit cost $29,127                 31,146                    30,379
                                            =======                 ======                    ======

NOTES | continued

The following table sets forth the plan's funded status reconciled with the amount shown in the Company's statement of financial position at December 31, 1995 and 1994:


                                                                    ---------------------------------
                                                                      1995                     1994
                                                                    ---------                --------
Accumulated postretirement benefit obligation:

   Retirees                                                         $(151,075)               (231,709)
   Other active participants                                         (103,805)                (61,129)
                                                                    ---------                 -------
      Accumulated postretirement benefit
          obligation in excess of plan assets                        (254,880)               (292,838)
Unrecognized net loss (gain)                                          (73,417)                (18,083)
                                                                    ---------                 --------
      Accrued postretirement benefit cost                           $(328,297)               (310,921)
                                                                    =========                 =======


The postretirement benefit obligation was determined by application of the terms of the plan using relevant actuarial assumptions. Health care costs are projected to increase at annual rates ranging from 10% in 1995 down to 6% in 2000 and thereafter. A 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1995 by approximately $12,000 and the service and interest cost components of the net periodic postretirement benefit cost for 1995 by approximately $1,400. The assumed discount rate used in determining the accumulated postretirement obligation was 7.25% at December 31, 1995 and 8.50% at December 31, 1994.

NOTE 7 - TRANSACTIONS WITH AFFILIATES

Cotton States Mutual Insurance Company, through its wholly owned subsidiary, Shield Insurance Company, controls approximately 40% of the Company's outstanding common stock. Most officers and directors of the Company hold similar positions with Cotton States Mutual.

Certain general expenses are allocated to the Company by Cotton States Mutual. These expenses, such as salaries, advertising, rents, etc., represent the Company's share of expenses initially paid by Cotton States Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $1,801,344 in 1995, $1,790,633 in 1994 and $1,737,914 in
1993. During 1995, 1994 and 1993, premiums earned on group policies with Cotton States Mutual and its agents were $1,576,074, $1,821,114 and $1,616,085, respectively. Premiums on the Cotton States Mutual policies were based on actual claims experience plus an expense and profit allowance of 10%. As of December 31, 1994, the Company's noninterest-bearing receivable from Cotton States Mutual amounted to $599,032. At December 31, 1995, the Company owed Cotton States Mutual $690,910.

Included in other assets are deferred software costs totaling approximately $464,000 and $1,204,000 in 1995 and 1994, respectively. The deferred software costs relate to various system development projects of the Company and Cotton States Mutual and are being amortized over five years. Rent, for use of the software, of approximately $644,000, $732,000 and $732,000 in 1995, 1994 and
1993, respectively, is being charged to Cotton States Mutual and Shield. The Company recorded amortization expense of approximately $625,000 in 1995, 1994 and 1993, respectively, relating to deferred software costs.

Certain directors of the Company are either directors or advisory directors of Gold Kist Inc. However, Gold Kist has no equity ownership in the Company.

NOTES | continued



NOTE 8 - STOCK OPTIONS

The Company has an incentive stock option plan for the Company's officers and key employees. Under the plan, options are granted to purchase up to 500,000 shares of the Company's stock at a per share price of not less than 100% of fair market value at date of grant. A summary of options follows:



                                   --------------------------------------------------------------------
                                    1995                1994               1993            Option price
                                   -------            --------           --------          ------------
Shares under option                67,912              74,740             240,648          $4.45 - 6.20
Options exercisable                67,912              74,740             240,648          $4.45 - 6.20
Options exercised                   6,828             150,280                   -          $4.45 - 6.20
                                                      =======             =======          ============



NOTE 9 - STATUTORY FINANCIAL STATEMENTS

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. Material differences resulting from these accounting practices include: deferred policy acquisition costs, deferred federal income taxes and statutory non-admitted assets are recognized under GAAP accounting; statutory investment valuation reserves are not recognized under GAAP accounting; premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; different assumptions are used in calculating future policyholders' benefits; and different methods are used for calculating valuation allowances for statutory and GAAP purposes.

Net earnings and stockholders' equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 1995 is as follows:


                                               -----------          ---------               ---------
                                                  1995                 1994                    1993
                                               -----------          ---------               ---------
Statutory net earnings                         $ 2,147,387             748,352               1,551,994
                                               ===========          ==========              ==========

Statutory stockholders' equity                 $21,057,615          18,799,523              18,545,325
                                               ===========          ==========              ==========

The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the expressed permission of the Georgia Insurance Department is obtained. Dividend payments to stockholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 1995 was approximately $18,000,000. The excess of retained earnings, determined in accordance with generally accepted accounting principles, over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to $2,147,387 in 1996 without approval.

NOTES | continued


NOTE 10 - LITIGATION

The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF COTTON STATES LIFE INSURANCE
COMPANY

We have audited the accompanying consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in note 2, effective January 1, 1994, the Company changed its method of accounting for certain investment securities. As described in notes 5 and 6, effective January 1, 1993, the Company changed its method of accounting for income taxes and post-retirement benefits other than pensions.



February 23, 1996

/s/ KPMG Peat Marwick L.L.P.
---------------------------
KPMG Peat Marwick L.L.P.

MANAGEMENT'S REPORT TO
STOCKHOLDERS

The accompanying consolidated financial statements for Cotton States Life Insurance Company and subsidiaries (the "Company") were prepared by management, which is responsible for the objectivity and integrity of these statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, where appropriate, are based on management's best estimates and judgements. Other financial data about the Company contained in this annual report is consistent with that presented in the consolidated financial statements.

The Company's consolidated financial statements have been audited by independent auditors, KPMG Peat Marwick LLP. Their role is to audit the consolidated financial statements in accordance with generally accepted auditing standards and render an independent and professional opinion on management's consolidated financial statements. The auditors' report on the Company's consolidated financial statements appears above.

The Board of Directors, through its audit committee composed of outside directors, monitors management's financial reporting. The independent auditors have direct access to the audit committee and meet with the committee periodically to discuss the scope of each audit, the results of the audit and other matters which they believe should be brought to the committee's attention.

J. RIDLEY HOWARD                            GARY W. MEADER
PRESIDENT AND CHIEF EXECUTIVE OFFICER       CHIEF FINANCIAL OFFICER

The following is a summary of the quarterly results of operations for the three years ended December 31, 1995:


------------------------------------------------------------------------------------------------------------
      1995                                                             Quarter ended

                                           March 31           June 30        September 30       December 31
                                         -------------       ----------      ------------     --------------
Premium income                           $  1,906,915         1,845,851        1,862,046         2,227,783
Mortality and expense charges earned (1)    1,614,811         1,704,283        1,941,909         1,957,943
Net investment income, realized
   investment gains and other income        2,069,235         2,012,850        2,129,451         2,602,499
                                         ------------         ---------        ---------         ---------
Total income (1)                         $  5,590,961         5,562,984        5,933,406         6,788,225
                                         ------------         ---------        ---------         ---------
Benefits and expense (1)                 $  4,135,594         4,204,056        4,605,037         5,603,434
                                         ------------         ---------        ---------         ---------
Net earnings                             $  1,048,446         1,021,489        1,022,798           978,138
                                         =================================================================
Earnings per share of common stock       $        .31               .30              .30               .29
                                         =================================================================

------------------------------------------------------------------------------------------------------------
      1994                                                          Quarter ended

                                           March 31            June 30       September 30      December 31
                                         ------------       ------------    --------------    --------------
Premium income                           $  2,058,010         1,829,691        1,638,554         2,465,551
Mortality and expense charges earned        1,698,331         1,585,543        1,719,713         2,133,136
Net investment income, realized
   investment gains and other income        1,700,648         1,837,276        1,817,106         2,242,106
                                         ------------         ---------        ---------         ---------
Total income                             $  5,456,989         5,252,510        5,175,373         6,840,793
                                         ------------         ---------        ---------         ---------
Benefits and expenses                    $  4,256,457         3,617,000        4,349,394         6,110,846
                                         ------------         ---------        ---------         ---------
Net earnings                             $    927,770         1,151,810          620,918           602,526
                                         =================================================================
Earnings per share of common stock       $        .29               .35              .19               .18
                                         =================================================================


------------------------------------------------------------------------------------------------------------
      1993                                                          Quarter ended

                                           March 31            June 30       September 30       December 31
                                         ------------       -------------   --------------     --------------
Premium income                           $  1,891,300         1,959,002        1,846,888         2,308,267
Mortality and expense charges earned        1,284,010         1,407,124        1,434,849         1,403,967
Net investment income, realized
   investment gains and other income        1,762,072         1,737,035        1,648,667         2,123,493
                                         ------------         ---------        ---------         ---------
Total income                             $  4,937,382         5,103,161        4,930,404         5,835,727
                                         ------------         ---------        ---------         ---------
Benefits and expenses                    $  3,912,265         4,458,024        4,084,601         5,694,774
                                         ------------         ---------        ---------         ---------
Net earnings                             $    879,878           543,411          597,633           414,433
                                         =================================================================
Earnings per share of common stock       $        .27               .17              .18               .13
                                         =================================================================


The fourth quarter results for the three years include participation in federally sponsored group pools as follows:

                                                1995                  1994               1993
------------------------------------------------------------------------------------------------
Premiums                                        $   677,928           676,912            753,845
                                                ------------------------------------------------
Benefits                                        $   655,789           668,409            742,055
                                                ================================================


See previous discussion on Results of Operations.

(1) Differs from amounts previously reported due to reclassifications

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NONE.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


IDENTIFICATION OF DIRECTORS

         Each director is elected to hold office for a term of three years or until his successor has been duly elected and has qualified or until he attains the age of 72.


TERMS EXPIRING 1996 ANNUAL MEETING-NOMINATED FOR RE-ELECTION

--------------------------------------------------------------------------------

GAYLORD O. COAN
Director Since 1995
Age 60

Mr. Coan is the Chief Executive Officer of Gold Kist Inc., where he also serves as the Chairman of the Management Executive Committee. Mr. Coan is a member of the Compensation Committee and Audit Committee of the Board of Directors of the Company. Mr. Coan serves on the boards of SunTrust Banks of Georgia, Inc., SunTrust Bank, Atlanta, Archer- Daniels-Midland Company, Georgians for Better Transportation, Golden Poultry Company, and Alfred C. Toepfer International of Hamburg, Germany.

--------------------------------------------------------------------------------

CHAMPNEY A. MCNAIR
Director Since 1987
Age 71

Mr. McNair is a retired banker. Mr. McNair was Executive Vice President, Chief Financial Officer and Director of SunTrust Banks, Inc., prior to December, 1985. Mr. McNair is Chairman of the Investment Committee and serves as a member of the Executive Committee of the Board of Directors of the Company.
Mr. McNair also serves as Trustee, STI Classic Fund, Inc., an investment company which is registered under the Investment Company Act of 1940.

--------------------------------------------------------------------------------

E. JENNER WOOD, III
Director Since 1991
Age 44

Mr. Wood is an Executive Vice President, Trust and Investment Services, of SunTrust Banks, Inc. Mr. Wood was an Executive Vice President, Trust and Investment Management, of SunTrust Bank, Atlanta prior to October, 1993. Mr. Wood is Chairman of the Audit Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also serves as a director of Oxford Industries.

--------------------------------------------------------------------------------


TERMS EXPIRING 1997 ANNUAL MEETING

--------------------------------------------------------------------------------

WILLIAM W. GASTON, III
Director Since 1973
Age 69

Mr. Gaston is Chairman of the Board of Directors of the Company. Mr. Gaston retired as the Chief Executive Officer of Gold Kist Inc., effective December 31, 1988, and was President of Gold Kist Inc., prior to July 1, 1984. Mr. Gaston is Chairman of the Executive Committee and serves as a member of the Compensation Committee and the Investment Committee of the Board of Directors of the Company. Mr. Gaston also serves as a director of Trust Company of Georgia, SunTrust Bank, Atlanta, Golden Poultry Company, inc., Alfred C. Toefer International, Gaston Development Company, Inc., Gaston & Gaston, and Gaston Properties, Inc.

--------------------------------------------------------------------------------

ROBERT C. McMAHAN
Director Since 1987
Age 55

Mr. McMahan is President and Chief Executive Officer of Golden Point Group, Inc. Mr. McMahan was President and CEO of Fernbank, Inc., d/b/a Fernbank Museum of Natural History through November, 1994. Mr. McMahan was Vice Chairman of First Union National Bank of Georgia through September 1993. Mr. McMahan was Chairman, Chief Executive Officer and a director of DF Southeastern Inc., prior to January 15, 1993 and of Decatur Federal Savings & Loan Association prior to March 1, 1993, and was President of each entity prior to April, 1989. Mr. McMahan is Chairman of Compensation Committee and serves as a member of the Executive Committee of the Board of Directors of the Company.
Mr. McMahan also serves as a director of First Union National Bank of Georgia, First Southern Bank, Nova Financial Corporation, Legacy Homes, Inc., and Golden Point Group, Inc.

--------------------------------------------------------------------------------

THOMAS A. HARRIS
Director Since 1995
Age 47

Mr. Harris is the President and Chief Executive Officer of Merchant Capital Investments, Inc., a Montgomery, Alabama investment and merchant banking firm. Mr. Harris is a member of the Investment Committee and Audit Committee of the
Board of Directors of the Company.   Mr. Harris also serves on the Board of
Directors of Corral Southeast, American Chalkboard Company, Evergreen Industries and MWC Developers.

--------------------------------------------------------------------------------

TERMS EXPIRING 1998 ANNUAL MEETING

================================================================================

J. RIDLEY HOWARD
Director Since 1989
Age 48

Mr. Howard is President and Chief Executive Officer of the Company, Cotton States Mutual Insurance Company and Shield Insurance Company. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee and Investment Committee of the Board of Directors of the Company.

================================================================================

F. ABIT MASSEY
Director Since 1965
Age 68

Mr. Massey is Chairman of the Board of Directors of Gainesville Bank and Trust and is Executive Director of Georgia Poultry Federation, Inc., a trade association working to improve the competitive position of the Georgia poultry industry. Mr. Massey is a member of the Investment Committee and Audit Committee of the Board of Directors of the Company.

================================================================================

There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election.


              OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

         During 1995, the Board of Directors held four meetings. Each director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board's committees, their present membership, and the number of meetings held by each committee during 1994 is presented below.


         AUDIT COMMITTEE

         The Audit Committee annually reviews and recommends to the Board of Directors the firm to be engaged as independent auditors of the Company for the next calendar year, reviews the plan and results of the audit engagement with the independent auditors, inquires as to the adequacy of the Company's internal accounting controls, and considers each professional service provided by the independent auditors and whether the providing of each service impairs the independence of the auditors. Gary W. Meader participated in the Audit Committee meetings during the year ended December 31, 1995. During 1995, the Audit Committee held three meetings.


         COMPENSATION COMMITTEE

         The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 1995, the Compensation Committee held two meetings.

         INVESTMENT COMMITTEE

         The Investment Committee reviews the Company's investments and advises the Board of Directors with respect to such investments. Gary W. Meader participated in the Investment Committee meetings during the year ended December 31, 1995. During 1995, the Investment Committee held four meetings.


         EXECUTIVE COMMITTEE

         The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act, including the nomination of directors. Gary W. Meader participated in the Executive Committee Meetings during the year ended December 31, 1995. During 1995, the Executive Committee held five meetings.


         IDENTIFICATION OF EXECUTIVE OFFICERS.

         The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:


                                           YEAR ELECTED
      NAME                  AGE            AS AN OFFICER      POSITION OR OFFICE
      ----                  ---            -------------      ------------------
J. Ridley Howard            48                 1984           President

Gary W. Meader              49                 1976           Senior Vice President/Treasurer/
                                                              Chief Financial Officer

Robert L. Fincher           53                 1979           Senior Vice President

L. B. Holcombe              64                 1984           Senior Vice President


         Each of the foregoing executive officers has been an officer with the Company or its affiliates, Mutual and Shield, during the previous five years.

        Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.

ITEM 11.  EXECUTIVE COMPENSATION
CASH COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION
                                                                         ----------------------

                                  ANNUAL COMPENSATION
                                  -------------------                                    SHARES
NAME AND                                                           RESTRICTED            UNDERLYING
PRINCIPAL POSITION            YEAR      SALARY       BONUS         STOCK AWARDS(#)       OPTIONS(#)
------------------            ----      ------       -----         ---------------       ----------

--------------------------------------------------------------------------------------------------------------
J. Ridley Howard, CEO         1995      $30,200      $30,800            77,140(2)              --
                              1994      $25,200      $ 3,960               --                  --
                              1993      $23,400      $ 5,760               --              18,011 (1)

         Mr. Howard's salary is prorated among the Company, Mutual and Shield based upon the premium income of each entity.

(1)      Adjusted for the five for four stock split that occurred on October 2,
1995

(2) The restricted stock holdings are subject to the approval of the Performance Share Awards Plan of the Company at the 1995 annual meeting of the shareholders. The aggregate restricted stock holdings at the end of 1995 for Mr. Howard were 10,714 shares with a value of $96,426, based upon the value of the Company's common stock at the end of 1995. Dividends on stock awards are paid at the same rate as paid to all share owners. All restrictions will lapse and the shares will vest between April 24, 1998 and 2002. The shares awarded have been adjusted, as necessary, to reflect the 5 for 4 stock split that occurred on October 2, 1995.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                      AND
                              FY-END OPTION VALUES

         The following table shows stock options exercises by the named executive officer during 1995, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable options as of December 31, 1995. Also reported are the values for "In-the-Money" options, which represent the positive spread between the exercise price of any such existing options and the year end price of the Common Stock of the Company.


                                                                    Number of              Value of
                                                                    Unexercised            Unexercised
                              Number of Value    Options            Options at             In-the-Money
                              Shares             Realized           12/31/95               12/31/95
                              Acquired on        Upon               Exercisable/           Exercisable/
Name                          Exercise           Exercise           Unexercisable(1)       Unexercisable(1)
----------------------------------------------------------------------------------------------------------------
J. Ridley Howard                                                       18,011/0               $62,138/$0

(1) Adjusted for the five for four stock split that occurred on October 2, 1995

COMPENSATION PURSUANT TO PLANS

PENSION PLAN

         The Company is a participating employer in the Cotton States Employee Retirement Income Plan (the "Plan"), which is a qualified pension plan sponsored jointly with Mutual. The Plan covers all of the Company's salaried employees. The Plan as adopted, was amended and restated effective January 1, 1989 in order to bring it into compliance with the Tax Reform Act of 1986. The IRS made a favorable determination for continued qualification, approving the amended Plan on January 5, 1995.

         The Plan provides a retirement income benefit at age 65 which is based on the employee's number of years of service (maximum 35 years) and average earnings during the five consecutive years (in the last 10 years of employment) in which the earnings are highest. Age 65 retirement benefit is derived as the sum of (a) the product of the number of years of service times .85% of average earnings and (b) the product of the number of years of service times .55% of "excess average earnings". Excess average earnings is the amount, if any, by which the average earnings for a participant exceeds the 35 year average maximum social security taxable wage base for all persons born in the same year as the participant. The Plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of credited service equals or exceeds 85. If the employee has not obtained 85 points at retirement, the benefits are reduced 5% for each year the retiree's age is less than 65. The Plan also contains a death benefit for the surviving spouse of an employee (who had at least five years of credited service) which is equal to 50% of the deceased employee's accrued benefit. If the death occurs after termination from employment and prior to an early retirement date, the spouse's benefit is reduced as for early retirement income benefits. Accrued benefits under the Plan vest after the employee accrues five years of service or attains age 55.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company adopted the Cotton States Supplement Executive Retirement Plan ("SERP") effective January 1, 1992 in order to provide for a supplement pension plan to replace pension benefits which were effected as a result of amendments to the Internal Revenue Code of 1986, as amended ("IRC"). The SERP is an agreement between the Company and employees meeting the qualification provisions of the SERP in which the Company provides benefits in excess of the limitations on benefits imposed by the IRC regarding highly compensated employees. The SERP also replaces the pension accruals set forth under the Plan as a result of the new benefit formulas mandated by the IRC which resulted in amendments to the Plan. The SERP incorporates all of the terms and conditions of the Plan and future amendments to the Plan.

         The following table sets forth the estimated annual benefits payable upon retirement at age 65 under the plans.


         PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN INCOME
               ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

          FINAL AVERAGE REMUNERATION FROM
          THE COMPANY AND MUTUAL FOR THE                            YEARS OF SERVICE WITH THE
          HIGHEST FIVE YEARS                                        COMPANY AND MUTUAL
          -------------------------------                           -------------------------

                                                           15           20             25            30
                                                           --           --             --            --
                      $100,000                           $21,559      28,745         35,932        43,118

                      $120,000                            26,559      35,412         44,265        53,118

                      $140,000                            31,559      42,079         52,598        63,118

                      $160,000                            36,559      48,745         60,932        73,118

                      $180,000                            41,559      55,412         69,265        83,118

                      $200,000                            46,559      62,079         77,598        93,118

                      $250,000                            59,059      78,745         98,432       118,118

                      $300,000                            71,559      95,412        119,265       143,118


         The benefits reflected in the preceding table are in addition to an employee's social security benefits.

         The estimated annual retirement benefits under the Plans for all executive officers of the Company as a group from the participating companies aggregate $408,661. This estimate assumes no change from 1994 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the Plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

         The Company is allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

INCENTIVE SAVINGS PLAN

         The Company participates in the Cotton States Incentive Savings and Investment 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company's Plan. The 401(k) Plan is open to all employees that have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2% to 10% of their compensation to the 401(k) Plan. The Company matches the employees contribution up to 6% of their compensation based on the return on equity for all sponsoring companies. The Company's contribution will not be less than 20% nor more than 60% of the employees contribution eligible for matching. Employees are fully vested after five years of service. Employees are not permitted to withdraw their account before age 59 1/2 except in the event of death, disability, termination of employment or financial hardship.

INCENTIVE STOCK OPTIONS

          The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMRI (the "ISO Plan"). During 1995, no options were granted under the ISO plan.

          During 1995, 6,828 options were exercised pursuant to the ISO Plan. At December 31, 1995, options to purchase 67,912 shares at $5.55 per share were outstanding.

          As of December 31, 1995, the following executive officers held options with regard to the stated number of shares:

                                                                    Number of
          Name                                                      Options
          ---------------------                                     -----------
          J. Ridley Howard                                          18,011
          Gary W. Meader                                            14,008
          Robert L. Fincher                                         12,607
          L. B. Holcombe                                            13,507

DIRECTORS' DISCOUNTED STOCK OPTION PLAN

          On April 24, 1995, the Board of Directors adopted, subject to approval by the Company's shareholders, the Directors' Discounted Stock Option Plan (the "DSOP"). The DSOP is designed to assist the Company in attracting, retaining and compensating highly qualified individuals who are not employees of the Company for service as members of the Board and to provide them with a proprietary interest in the Common Stock. The Board believes the DSOP will be beneficial to the Company and its shareholders by encouraging and enabling non-employee directors to have personal financial stake in the Company, in addition to emphasizing their common interest with the shareholders in increasing the value of the Common Stock in the long term.

          If approved by the Company's shareholders, the DSOP will provide for automatic yearly grants of options to purchase shares of Common Stock to each director who elects to participate in the DSOP. Each director who is not an employee of the Company or any of its subsidiaries or affiliates may participate by filing with the Company an irrevocable election to receive the grant of a stock option in lieu of part or all of the fees which the director would have been entitled to receive for the immediately preceding year for his service on the Board. Options will be granted automatically on the date of the annual meeting of the Board as to any director who, prior to the date of such annual meeting, has filed with the Company the irrevocable election to participate in the DSOP.

          The number of shares of Common Stock subject to each option granted to a director shall be determined by dividing (I) the director's fee due to a director, by (ii) the fair market value of the Common Stock on the date of grant, minus the option exercise price. The fair market value of the Common Stock under the DSOP shall be the closing price as reported on the NASDAQ National Market and the option exercise price for each option granted shall be 50% of the fair market value, on the date the option is granted, to be paid in cash by the director upon exercise. All options granted under the DSOP will expire 10 years after the date of grant, subject to DSOP provisions relating to the retirement of the Director because of death, disability, or age. That portion of an option granted under the DSOP which is attributable to any portion of the directors' fees which is not earned due to termination as a director, shall automatically abate and be canceled. In the event of the death of the holder of any unexercised option, all of the holder's outstanding options will become immediately exercisable upon the date of death by his or her legal representative. No option may be exercised under the DSOP before the 12 month anniversary of the date of grant.

          A total of 150,000 shares of Cotton States Life Insurance Company common stock is reserved for issuance under the Plan (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the Common Stock). Upon the exercise of an option, the Company will issue authorized but unissued shares. If an option issued under the Plan is terminated or cancelled without having been exercised, the share which were not purchased thereunder will again become available for issuance under the Plan.

          Adjustments will be made in the number of shares subject to the DSOP and in the purchase price of outstanding options in the event of any change in the number of shares of Common Stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change.

PERFORMANCE SHARE AWARDS PLAN

          On April 24, 1995 the Board of Directors adopted, subject to approval by the Company's shareholders, the 1995 Performance Share Awards Plan (the PAR Plan"). The PAR Plan is designed to reward employees of the Company, its subsidiaries and affiliates for services performed on behalf of the Company, to stimulate employees' efforts on the Company's behalf, to encourage such employees to remain with the Company, and to provide them with an ownership interest in the Common Stock. The Board believes the PAR Plan will be beneficial to the Company and its shareholders by encouraging and enabling employees to have personal financial stake in the Company.

          If approved by the Company's shareholders, the PAR Plan would authorize the Compensation Committee of the Board of Directors to grant awards of shares of Common Stock of the Company to regular employees of the Company
designated by the Compensation Committee.   The Compensation Committee may
grant performance share awards in shares of the Common Stock if the performance of the Company, or any subsidiary, division or affiliate of the Company selected by the Compensation Committee meets certain goals established by the Compensation Committee during an award period. The Compensation Committee would determine the goals, the maximum payment value of an award, and the length of an award. In order to receive payment, a recipient of a performance share award must remain in the employ of the Company until the completion of the award period, except that the Compensation Committee may provide for a partial payment where it determines that an exception is necessary of appropriate.

          An aggregate of 150,000 shares of Common Stock will be subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of Common Stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. In the event of a change of control of the Company, as defined in the PAR Plan, all performance share awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.


OTHER COMPENSATION

          Each executive officer is provided the use of one automobile by the Company, Mutual and Shield, but is required to reimburse the Company, Mutual and Shield for the personal use of the automobile. Four officers are reimbursed for country club dues. The Company, Mutual and Shield are allocated these expenses on the same formula on which salaries are prorated. The total cost of these expenses does not exceed 10% of any officer's cash compensation.

COMPENSATION OF DIRECTORS

          During 1995, no director of the Company received any remuneration from the Company in his capacity as a director except for fees and reimbursement for expenses incurred in connection with attending directors' and committee meetings. No director received cash compensation in excess of $17,850 for his services as a director during 1995. Each director, other than William W. Gaston, III and J. Ridley Howard, is paid an annual stipend of $5,000. Mr. Gaston received an annual stipend of $10,000 in 1995. Mr. Howard did not receive an annual stipend in 1995. In addition, each director was paid $700 plus travel expenses for each meeting of directors and $550 for each committee meeting of directors attended. Each committee member receives an additional $2,000 as an annual stipend and each committee chairman receives $3,500 as an annual stipend. The aggregate directors' fees for 1995 totaled $70,920. There were no retirement benefits accrued or set aside during the year for any director for his services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $4,000 annually up to 15 years after the date of retirement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5% of the Company's Common Stock, as of December 31, 1995.

                                                   Amount and Nature of                    Percent
Name and Address                                   Beneficial Ownership                    of Class
----------------                                   --------------------                    --------
Shield Insurance Company                                1,372,632                            40.4
244 Perimeter Center Parkway
Atlanta, Georgia  30346

Marvin Schwartz                                           337,625                             9.9
605 Third Avenue
New York, New York 10158


SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information about beneficial ownership of the Company's Common Stock of each director and executive officer of the Company and directors and officers as a group as of January 1, 1996.
All shares are owned outright without shared voting and investment power except as set forth below.

                                                      AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP              PERCENT OF CLASS(1)
------------------------                              --------------------              ----------------
DIRECTORS
---------
Gaylord O. Coan                                                 ______  (2)                    N/A

William W. Gaston, III                                          22,518                         N/A

Thomas A. Harris                                                   100  (3)                    N/A

J. Ridley Howard                                                13,388  (4)                    N/A

F. Abit Massey                                                   6,805  (5)                    N/A

Robert C. McMahan                                                  125  (6)                    N/A

Champney A. McNair                                                 625                         N/A

E. Jenner Wood, III                                                750                         N/A

EXECUTIVE OFFICERS
------------------

Gary W. Meader                                                  10,799  (7)                    N/A

Robert L. Fincher                                                6,010  (8)                    N/A

L. B. Holcombe                                                   3,800  (9)                    N/A

All Officers and Directors as a Group
(17 persons)                                                    75,006  (10)                  2.21

-----------------------------
(1)      Less than 1% not applicable.

(2) Shares acquired after December 31, 1995. Does not include options to acquire 195 shares granted under the DSOP.

(3) Shares acquired after December 31, 1995. Does not include options to acquire 445 shares granted under the DSOP.

(4) Does not include either options to acquire 18,011 shares or 10,714 shares awarded under the PAR plan that have not vested.

(5)      Does not include options to acquire 959 shares granted under the DSOP.

(6)      Does not include options to acquire 540 shares granted under the DSOP.

(7) Does not include either options to acquire 14,008 shares or 3,168 shares awarded under the PAR plan the have not vested.

(8) Does not include either options to acquire 12,607 shares or 1,526 shares awarded under the PAR plan that have not vested.

(9) Does not include either options to acquire 13,507 shares or 2,586 shares awarded under the PAR plan that have not vested.

(10) Does not include either options to acquire 67,912 shares, which would increase the percentage of outstanding shares for all officers and directors as a group of 4.21%, or 22,137 shares awarded under the PAR plan that have not vested. Also does not include options to acquire 2,139 shares granted under the DSOP.

CHANGES IN CONTROL

         None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Shield, which is wholly owned by Mutual, owns 1,372,632 shares or 40.4% of the outstanding Common Stock of the Company. See Item 12. During 1995, premiums earned on group policies with Mutual were $1,576,074. Premiums on Mutual's policies were based on actual claims experience plus an expense and profit allowance of 10%.

         Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $1,821,022 in 1995. See Item 1.

         Gaylord O. Coan, a director of the Company, is the President and CEO of Gold Kist Inc. (Gold Kist). Gold Kist owns no stock of the Company. The Company shares offices with Mutual and Shield in a building owned by a partnership of Mutual and Gold Kist. The Company is not a partner in the partnership which owns the building and has no equity interest in the building.

         Gaylord O. Coan, a director of the Company, serves as a director of SunTrust Banks, Inc., E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Banks, Inc. SunTrust Banks, Inc., received fees from the Company in 1995 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 1995 for investment and custodial services.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.



FINANCIAL STATEMENTS

      The following consolidated financial statements and independent auditors' report have been incorporated by the reference in Part II, Item 8 of this report:

                          Independent Auditors' Report
                          Consolidated Balance Sheets, December 31, 1995 and
                            1994
                          Consolidated Statements of Earnings, Years ended
                            December 31, 1995, 1994 and 1993
                          Consolidated Statements of Stockholders' Equity,
                            Years ended December 31, 1995, 1994 and 1993
                          Consolidated Statements of Cash Flows, Years ended
                            December 31, 1995, 1994 and 1993
                          Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules and independent auditors' report thereon are included herein:

                          Independent Auditors' Report on Financial Statement
                            Schedules
                          Schedule I - Consolidated Summary of Investments,
                            December 31, 1995
                          Schedule V - Supplementary Insurance Information,
                            December 31, 1995 and 1994 and Years ended December 31, 1995, 1994 and 1993
                          Schedule VI - Reinsurance, Years ended December 31,
                            1995, 1994 and 1993

         All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.


EXHIBITS


10.1 Directors Discounted Stock Option Plan - Filed in S-8 Registration January, 1996

10.2     Performance Shares Awards Plan - Filed in S-8 Registration January,
         1996

21.      Subsidiaries of the registrant. -

23.      Consents of experts and counsel. -

         All other exhibits are omitted as the required documents are inapplicable.

27.      Financial data schedule. (for SEC use only)


REPORT ON FORM 8-K

         No report on Form 8-K was filed for the fourth quarter of 1994.

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Cotton States Life Insurance Company

Under date of February 23, 1996, we reported on the consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period coded December 31, 1995, as contained in the 1995 annual report to stockholders. Those consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 2 in the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for certain investment securities. As described in notes 5 and 6, effective January 1, 1993, the Company changed its method of accounting for income taxes and post retirement benefits other than pensions.


Atlanta, Georgia                               /s/ KPMG Peat Marwick LLP
February 23, 1996                              __________________________
                                               KPMG Peat Marwick LLP

                                                                      Schedule I


             Cotton States Life Insurance Company and Subsidiaries
                      Consolidated Summary of Investments
                               December 31, 1995

                                                                                              AMOUNT AT WHICH
                                                                                              SHOWN IN THE
TYPE OF INVESTMENTS                                         COST               VALUE          BALANCE SHEET
-------------------                                      -----------         ----------       ------------------
Fixed maturities, held for investment:
   Bonds:
      United States Government and government
         agencies and authorities                       $  1,987,280          1,986,000             1,987,280
      Foreign governments                                  1,987,190          2,196,710             1,987,190
      Public utilities                                     5,357,413          5,459,235             5,357,413
      All other corporate bonds                           11,300,585         11,834,821            11,300,585
                                                        ------------        -----------           -----------

      Total fixed maturities held for investment          20,632,468         21,476,766            20,632,468

Fixed maturities, available for sale:
   Bonds:
      United States Government and government
         agencies and authorities                          3,794,917          3,896,216             3,896,216
      Public utilities                                    10,576,003         10,932,085            10,932,085
      All other corporate bonds                           53,408,293         55,499,871            55,499,871
                                                        ------------        -----------           -----------

      Total fixed maturities available for sale           67,779,213         70,328,172            70,328,172

First mortgage loans on real estate                        5,424,472          5,601,569             5,424,472

Policy loans                                               6,675,954          6,675,954             6,675,954

Short-term investments                                     3,774,989          3,774,989             3,774,989
                                                        ------------        -----------           -----------

         Total investments                              $104,287,096        107,857,450           106,836,055
                                                        ============        ===========           ===========

                                                                      Schedule V


             Cotton States Life Insurance Company and Subsidiaries
                      Supplementary Insurance Information
                           December 31, 1995 and 1994



                                             DEFERRED                                     POLICY
                                             POLICY                 FUTURE                CLAIMS AND
                                             ACQUISITION            POLICY                BENEFITS
      SEGMENT                                COSTS                  BENEFITS              PAYABLE
      -------                                ------------           --------              ------------
At December 31, 1995

      Individual                             $24,171,011             89,459,232              1,189,936
      Group                                       -                      73,237                584,804
                                             -----------             ----------              ---------
         Total                                24,171,011             89,532,469              1,774,740
                                             ===========             ==========              =========

At December 31, 1994

   Individual                                $21,953,463             84,637,635                864,833
   Group                                          -                      49,622                588,720
                                             -----------             ----------              ---------
         Total                               $21,953,463             84,687,257              1,453,553
                                             ===========             ==========              =========

                                                              Schedule V - Cont.

             Cotton States Life Insurance Company and Subsidiaries
                      Supplementary Insurance Information
                  Years ended December 31, 1995, 1994 and 1993


                                   PREMIUM                                                           AMORTIZATION
                                   INCOME AND         NET           BROKERAGE        BENEFITS        OF POLICY        OTHER
                                   OTHER              INVESTMENT    AND OTHER        AND             ACQUISITION      OPERATING
                                   CONSIDERATION      INCOME (1)    INCOME           CLAIMS          COSTS            EXPENSES(2)
                                   -------------      ----------    ----------       -------         ------------     -----------
Year ended December 31, 1995

   Individual insurance             $12,237,178        7,161,989                     8,936,276       1,475,963         3,093,231
   Group Insurance                    2,824,363                                      2,705,781                            77,590
   Brokerage and
      other income                                                  1,652,046                                            839,181
   Unallocated corporate
      expenses                                                                                                         1,420,099
                                    -----------        ---------    ---------       ----------       ---------         ---------
         Total                      $15,061,541        7,161,989    1,652,046       11,642,057       1,475,963         5,430,101
                                    ===========        =========    =========       ==========       =========         =========

Year ended December 31, 1994

   Individual insurance             $11,537,153        6,179,015                     8,289,418       1,134,555         3,183,650
   Group Insurance                    3,591,376                                      3,460,209                           254,341
   Brokerage and
      other income                                                  1,418,121                                            771,496
   Unallocated corporate
      expenses                                                                                                         1,240,028
                                    -----------        ---------    ---------       ----------       ---------         ---------
         Total                      $15,128,529        6,179,015    1,418,121       11,749,627       1,134,555         5,449,515
                                    ===========        =========    =========       ==========       =========         =========


Year ended December 31, 1993

   Individual insurance             $ 9,520,663        5,866,889                     8,212,436       1,317,787         2,697,866
   Group Insurance                    4,014,744                                      3,690,939                           258,887
   Brokerage and                                                    1,404,378                                            769,807
      other income
   Unallocated corporate
      expenses                                                                                                         1,201,942
                                    -----------        ---------    ---------       ----------       ---------         ---------
         Total                      $13,535,407        5,866,889    1,404,378       11,903,375       1,317,787         4,928,502
                                    ===========        =========    =========       ==========       =========         =========


(1) Net investment income is allocated to the insurance segments based upon the relative cash flow of each segment. Net investment income includes realized investment gains (losses).

(2) Expenses that can be directly charged to a segment are allocated to that segment.

                                                                     Schedule VI


             Cotton States Life Insurance Company and Subsidiaries
                                  Reinsurance
                  Years ended December 31, 1995, 1994 and 1993



                                                                                                                 PERCENTAGE
                                                               CEDED TO           ASSUMED                        OF AMOUNT
                                              GROSS            OTHER              FROM OTHER       NET            ASSUMED
                                              AMOUNT           COMPANIES          COMPANIES(1)     AMOUNT         TO NET(1)
                                              ------           ---------          ------------     ------         ----------
Year ended December 31, 1995

   Life insurance inforce                  $3,690,663,000      801,111,000        206,456,000      3,096,008,000      6.7
                                           --------------      -----------        -----------      -------------     ----

   Premiums:
      Life insurance*                      $   14,575,836        2,538,015            677,928         12,715,749
      Accident/health insurance                 2,703,434          357,642              -              2,345,792
                                           --------------      -----------        -----------      -------------
         Total                             $   17,279,270        2,895,657            677,928         15,061,541
                                           ==============      ===========        ===========      =============


Year ended December 31, 1994

   Life insurance inforce                  $2,993,085,000      722,262,000        636,132,000      2,906,955,000     21.9
                                           --------------      -----------        -----------      -------------     ----

   Premiums:
      Life insurance*                      $   13,434,310        2,141,395            676,912         11,969,827
      Accident/health insurance                 3,389,491          230,789              -              3,158,702
                                           --------------      -----------        -----------      -------------
         Total                             $   16,823,801        2,372,184            676,912         15,128,529
                                           ==============      ===========        ===========      =============


Year ended December 31, 1993

   Life insurance inforce                  $2,672,808,000      644,335,000        674,820,000      2,703,293,000     29.3
                                           --------------      -----------        -----------      -------------     ----

   Premiums:
      Life insurance*                      $   11,579,071        2,394,894            753,845          9,938,022
      Accident/health insurance                 3,803,617          206,232              -              3,597,385
                                           --------------      -----------        -----------      -------------
         Total                             $   15,382,688        2,601,126            753,845         13,535,407
                                           ==============      ===========        ===========      =============

(1) All reinsurance assumed results from participation in federally sponsored group pools.

*Includes mortality and expense charges earned on universal life contracts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



COTTON STATES LIFE INSURANCE COMPANY


William Wylie Gaston, III    2/28/96
------------------------------------
Chairman of Board of Directors



John Ridley Howard           2/28/96         Gary Warrington Meader      2/28/96
------------------------------------         -----------------------------------
President                                    Treasurer,
                                             Chief Financial and Accounting
                                               Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Gaylord O. Coan              2/28/96                 Francis Abit Massey         2/28/96
------------------------------------                 -----------------------------------
Director                                             Director


William Wylie Gaston, III    2/28/96                 Robert Chandler McMahan     2/28/96
------------------------------------                 ------------------------------------
Director                                             Director


Thomas A. Harris             2/28/96                 Champney Adams McNair       2/28/96
------------------------------------                 -----------------------------------
Director                                             Director


John Ridley Howard           2/28/96                 Edward Jenner Wood, III     2/28/96
------------------------------------                 -----------------------------------
Director                                             Director