Form 10-Q
period 1996-03-31
COTTON STATES LIFE INSURANCE CO /
filed 1996-05-15
CIK 25118

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


              Quarterly Report Under Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


 For the quarter ended March 31, 1996
 Commission File Number 2-39729



                 COTTON STATES LIFE INSURANCE COMPANY
         (Exact name of registrant as specified in its charter)


           GEORGIA                                 58-0830929
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
 incorporation or organization)


  244 Perimeter Center Parkway, N. E., Atlanta, Georgia     30346
     (Address of principal executive offices)             (Zip Code)


 Registrant's telephone number, including    (770) 391-8600



 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

 YES___X___       NO______


 The Registrant, as of March 31, 1996, has 3,396,164 shares of common stock outstanding.

                 PART I - CONSOLIDATED FINANCIAL STATEMENTS

 The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary to a fair statement of the results for the three months ended March 31, 1996 and 1995 have been made.


                        COTTON STATES LIFE INSURANCE COMPANY
                   Unaudited Consolidated Condensed Balance Sheets
                        March 31, 1996 and December 31, 1995


ASSETS                                                   1996           1995

Investments
    Fixed maturities, held for investment, at amortized
      cost (market value $20,121,074  in 1996 and
      $21,476,766 in 1995)                           $20,075,616    $20,632,468
    Fixed maturities, available for sale, at market
      (amortized cost $73,975,798 in 1996 and
       $67,779,213 in 1995)                           74,397,661     70,328,172
    First mortgage loans on real estate                5,323,215      5,424,472
    Policy loans                                       6,900,159      6,675,954
    Short-term investments                             1,559,846      3,774,989

        Total investments                            108,256,497    106,836,055

 Cash                                                    335,454      1,721,911
 Accrued investment income                             1,705,283      1,637,817
 Accounts receivable, principally premiums             2,307,545      2,076,227
 Amount due from reinsurers                            1,816,484      1,885,779
 Deferred policy acquisition costs                    24,894,889     24,171,011
 Other assets                                            619,184      1,053,179
                                                    $139,935,336   $139,381,979

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Policy liabilities and accruals:
     Future policy benefits                          $91,150,295    $89,532,469
     Policy and contract claims                        1,239,309      1,774,740
 Federal income taxes                                  2,606,397      3,292,476
 Other liabilities                                     5,243,957      5,095,257

         Total liabilities                           100,239,958     99,694,942

 Stockholders' Equity:
     Common Stock                                      3,602,775      3,602,775
     Additional paid-in capital                        1,291,423      1,292,207
     Net unrealized (losses) on fixed maturities
        available for sale                               220,889      1,354,897
     Retained earnings                                35,820,597     34,680,468
     Less treasury stock, at cost, (206,611shares in
        1996 and 207,011 in 1995)                     (1,240,306)    (1,243,310)

         Total stockholders' equity                   39,695,378     39,687,037

                                                    $139,935,336   $139,381,979



                       COTTON STATES LIFE INSURANCE COMPANY
                    Unaudited Consolidated Summary of Earnings


                                                      Three months ended
                                                           March 31,
                                                      1996           1995

 Income:
     Premium income                                  $1,373,288     $1,906,915
     Mortality and expense charges earned             2,144,976      1,614,811
     Investment income                                1,845,614      1,754,849
     Realized investment gains (losses)                  54,284          3,585
     Brokerage and other income                         344,556        310,801

         Total income                                 5,762,718      5,590,961

 Benefits and expenses:
     Life benefits and claims                         2,216,271      1,952,435
     A & H benefits and claims                           21,678        647,440
     Amortization of policy acquisition costs           632,005        211,555
     Operating expenses                               1,255,083      1,324,164

         Total benefits and expenses                  4,125,037      4,135,594


 Earnings before income tax expense                   1,637,681      1,455,367

 Federal income taxes:
     Current tax expense                                277,924        154,271
     Deferred tax expense                                83,785        252,650
         Total Federal income taxes                     361,709        406,921

 Net Earnings                                        $1,275,972     $1,048,446

 Earnings per share of common stock                       $0.37          $0.31

 Weighted average number of shares
     used in computing earnings per share             3,396,129      3,388,958

 ** 1995 share and per share amounts have been adjusted for the October 1995 five-for-four stock split.


                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995


                                                          1996           1995
 Cash flows from operating activities:
    Net Earnings                                        $1,275,972   $1,048,446
    Adjustments to reconcile net earnings to net
       cash provided from operating activities:
          Increase in policy liabilities and accruals    1,231,095      979,232
          Increase in deferred policy acquisition costs   (723,878)    (608,556)
          Change in Federal income taxes                   307,785      123,440
          Decrease (increase) in accounts receivable and
              amounts due from reinsurers                 (162,023)   1,074,497
          Other, net                                       365,751      187,473

    Net cash provided from operating activities          2,294,702    2,804,532

 Cash flows from investing activities:
    Purchase of fixed maturities available for sale     (8,106,411)  (7,535,855)
    Sale of fixed maturities available for sale          1,009,332   12,091,683
    Proceeds from maturity and redemption of fixed
         maturities held for investment                    550,000      510,728
    Proceeds from maturity and redemption of fixed
         maturities available for sale                     876,302      800,797
    First mortgage loans originated                              0            0
    Principal collected on first mortgage loans            101,257      175,930
    Policy Loans                                          (224,205)      56,791
    Other, net                                              31,045       23,832

    Net cash provided (used) in investing activities    (5,762,680)   6,123,906

 Cash flows from financing activities:
    Cash dividends paid                                   (135,842)    (108,446)
    Proceeds from exercise of stock options                  2,220            0

    Net cash (used) by financing activities               (133,622)    (108,446)

 Net increase (decrease) in cash and cash equivalents: ($3,601,600)  $8,819,992

 Cash and cash equivalents:
   Beginning of period                                    5,496,900    4,135,791

    End of period                                        $1,895,300  $12,955,783


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Liquidity and Capital Resources

 There have been no material changes in the Company's financial condition since December 31, 1995. As reported in the Company's Annual Report to its stockholders for the year ended December 31, 1995, the Company does not anticipate the necessity of entering the debt or equity market in order to meet short-term or long-term obligations.

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

 The geographic distribution of the loan portfolio as of March 31, 1996 and December 31, 1995 is:

     No. of Loans                            Book Value
 03/31/96    12/31/95  State           03/31/96        12/31/95
       6       6       Alabama         $478,187        $483,325
       7       7       Florida          557,878         564,237
      93      93       Georgia        4,287,150       4,376,910
     106     106                     $5,323,215      $5,424,472


 The Company has a large concentration of loans in Georgia; however, only three loans for $159,907 are past due more than three months. Because the loan-to-value ratio on these delinquent loans is 46%, the Company does not anticipate any loss should it choose to foreclose. The Company has forclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

                      Results of Operations

 Premium Income
 As of January 1, 1996 the Company ceased writing group health insurance on it's agents and employees thus causing a decrease in both premium income and benefits relating to this line. As discussed in the Company's 1995 Form 10-K, the decrease in group premiums has no effect on the Company's earnings because these premiums were based on actual claim experience plus a modest expense allowance. The Company expects to report a decrease in group premiums and benefits for all of 1996 of approximately $2,000,000. As a result, total premium income was down 28% when compared to the first quarter of 1995. Traditional premium income is up 17% as compared to the first quarter of 1995 due to continued sales of the Company's relatively new participating whole life policy as well as two new simplified issue whole life insurance products. The individual accident and health premiums are down 11% from last year. This block continues to run off as the Company ceased writing new individual A&H policies in 1988.

 Mortality and expense charges earned
 Universal Life contract deposits increased 8% from the first quarter of 1995. Mortality and expense charges earned on these deposits increased 33%. Mortality and expense charges earned on the Company's payroll deduction universal life product continue to grow as new cases are added and other inforce cases mature through re-enrollments. As indicated in the Company's Form 10-K, certain reclassifications were made between mortality and expense charges earned and benefits and expenses relating to unearned expense charges and amortization of deferred policy acquisition costs. These reclassifications had no effect on reported earnings but will influence quarterly comparisons throughout 1996 versus 1995 until December 31. On an overall annual basis, the Company expects increases in the 8% to 10% range. Annuity contract deposits continue to decrease as the Company does not actively solicit annuity business.

 Investment Income
 Investment income was up 5% over the year earlier quarter. The downturn in the bond market during the first quarter of 1996 influenced overall investment performance.

 Realized Investment Gains and Losses
 The small amount of realized investment gains resulted from the sale of selected bonds triggered by responses to general market conditions.

 Brokerage Income
 The 11% increase in brokerage income over the year earlier quarter is in line with the Company's expectations with regards to the Company's subsidiaries, CSI Brokerage Services, Inc. and CS Marketing Resources, Inc. Both Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the overrides.

 Benefits and Operating Expenses
 Ordinary benefits as a percentage of premium income and mortality and expense charges earned decreased 5% over the year earlier quarter.


 Traditional and universal life death benefits were approximately $200,000 lower than 1995 levels. As previously discussed, group accident and health benefits and premiums are expected to be zero for the year as the Company ceased writing this coverage at January 1, 1996. The small amount of accident and health benefits is due to the runoff of individual accident and health that the Company ceased writing in 1988. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charges and brokerage income increased 9% over the first quarter of 1995. The increase is due to increased amortization of policy acquisition costs. General operating expenses decreased $70,000 evidencing continued cost controls.

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

     NONE

 Item 3.  Defaults Upon Senior Securities

     NONE

 Item 4.  Submission of Matters to a Vote of Security Holders

     NONE


 Item 5.  Other Information

     On April 22, 1996 the Board of Directors increased the quarterly dividend to $.05 per share from $.04 per share for shareholders of record June 14, 1996 and payable on July 1, 1996.


 Item 6.  Exhibits and Reports on Form 8-K.

     NONE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 COTTON STATES LIFE INSURANCE COMPANY
                      Registrant


 Date:   05/14/96     Gary W. Meader
                      Sr. Vice President/Chief Financial Officer/
                      Treasurer

 Date:   05/14/96     William J. Barlow
                      Vice President/Controller