Form 10-Q
period 1996-06-30
COTTON STATES LIFE INSURANCE CO /
filed 1996-08-09
CIK 25118

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934


 For the quarter ended June 30, 1996
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

 YES___X___   NO______

 The Registrant, as of June 30, 1996, has 3,413,674 shares of common stock outstanding.





           PART I - CONSOLIDATED FINANCIAL STATEMENTS

 The following consolidated statements have been prepared by management.
 In management's opinion, all adjustments and reclassifications necessary to a fair statement of position at June 30, 1996 and December 31, 1995 and statement of results for the six months ended June 30, 1996 and 1995 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY
                      Unaudited Consolidated Condensed Balance Sheets June 30, 1996 and December 31, 1995


 ASSETS                                                   1996         1995

 Investments
     Fixed maturities, held for investment, at amortized
        cost (market value $20,866,410 in 1996 and
        $21,476,766 in 1995)                           $21,064,903  $20,632,468
     Fixed maturities, available for sale, at market
        (amortized cost $73,316,238 in 1996 and
        $67,779,213 in 1995)                            72,871,612   70,328,172
     First mortgage loans on real estate                 5,012,353    5,424,472
     Policy loans                                        6,905,559    6,675,954
     Short-term investments                              3,095,376    3,774,989

          Total investments                            108,949,803  106,836,055

 Cash                                                      352,147    1,721,911
 Accrued investment income                               1,795,021    1,637,817
 Accounts receivable, principally premiums               2,400,549    2,076,227
 Amount due from reinsurers                              2,327,524    1,885,779
 Deferred policy acquisition costs                      25,484,501   24,171,011
 Other assets                                              583,765    1,053,179
                                                      $141,893,310 $139,381,979

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Policy liabilities and accruals:
     Future policy benefits                            $93,114,337  $89,532,469
     Policy and contract claims                          1,568,702    1,774,740
 Federal income taxes                                    2,120,828    3,292,476
 Other liabilities                                       4,935,332    5,095,257

          Total liabilities                            101,739,199   99,694,942

 Stockholders' Equity:
     Common Stock                                        3,602,775    3,602,775
     Additional paid-in capital                          1,283,969    1,292,207
     Net unrealized gains (losses) on fixed maturities
        available for sale                                (352,303)   1,354,897
     Retained earnings                                  36,755,341   34,680,468
     Less treasury stock, at cost, (189,101 shares in
        1996 and 207,011 in 1995)                       (1,135,671)  (1,243,310)

          Total stockholders' equity                    40,154,111   39,687,037

                                                      $141,893,310 $139,381,979



                           COTTON STATES LIFE INSURANCE COMPANY
                     Unaudited Consolidated Condensed Summary of Earnings


                                             Six months ended         Three months ended
                                               June 30,                 June 30,
                                              1996          1995         1996         1995

Income:
   Premium income                              $2,749,177    $3,752,766   $1,375,889   $1,845,851
   Mortality and expense charges earned (1)     4,241,931     3,319,094    2,096,955    1,704,283
   Investment income                            3,750,438     3,428,456    1,904,824    1,673,607
   Realized investment gains (losses)              54,646        46,325          362       42,740
   Brokerage and other income                     673,367       607,304      328,811      296,503

        Total income (1)                       11,469,559    11,153,945    5,706,841    5,562,984


Benefits and expenses:
   Life benefits and claims                     4,629,785     3,955,606    2,413,514    2,003,171
   A & H benefits and claims                       67,662     1,237,059       45,984      589,619
   Amortization of policy acquisition costs (1) 1,233,981       512,860      601,976      301,305
   Operating expenses                           2,548,456     2,634,125    1,293,373    1,309,961

        Total benefits and expenses (1)         8,479,884     8,339,650    4,354,847    4,204,056


Earnings before income tax expense               2,989,675     2,814,295    1,351,994    1,358,928

Federal income taxes:
   Current tax expense                            544,459       244,380      266,535       90,109
   Deferred tax expense                            63,822       499,980      (19,963)     247,330

        Total Federal income taxes                608,281       744,360      246,572      337,439


   Net Earnings                                $2,381,394    $2,069,935   $1,105,422   $1,021,489


Earnings per share of common stock             $.70          $.61         $.33         $.30

Weighted average number of shares
   used in computing earnings per share         3,401,488     3,390,284    3,401,488    3,390,284

* 1995 share and per share amounts have been adjusted for the October 1995 five for four stock split.
(1) Differs from amounts previously reported due to reclassifications.



                            COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Condensed Statements of Cash Flows
                          Six months ended June 30, 1996 and 1995

                                                         1996         1995

Cash flows from operating activities:
   Net Earnings                                        $2,381,394   $2,069,935
   Adjustments to reconcile net earnings to net
      cash provided from operating activities:
         Increase in policy liabilities and accruals    3,215,905    1,472,010
         Increase in deferred policy acquisition costs (1,313,490)  (1,052,088)
         Change in Federal income taxes                    72,171      (62,264)
         Decrease in accounts receivable and
             amounts due from reinsurers                 (766,067)   1,404,289
         Other, net                                       354,774     (236,025)
    Net cash provided from operating activities         3,944,687    3,595,857
Cash flows from investing activities:
   Purchase of fixed maturities held for investment    (1,495,781)           0
   Purchase of fixed maturities available for sale    (11,133,129) (21,409,763)
   Sale of fixed maturities available for sale          1,009,332   15,279,459
   Proceeds from maturity and redemption of fixed
           maturities held for investment               1,050,000      719,402
   Proceeds from maturity and redemption of fixed
        maturities available for sale                   4,537,449    1,736,730
   Principal collected on first mortgage loans            412,119      378,599
   Policy Loans                                          (229,605)      36,848
   Other, net                                              62,671       43,606

   Net cash used in investing activities               (5,786,944)  (3,215,119)

Cash flows from financing activities:
   Cash dividends paid                                   (306,520)    (217,102)
   Proceeds from exercise of stock options                 99,400            0

   Net cash (used) by financing activities               (207,120)    (217,102)

Net increase <decrease> in cash and cash equivalents:  ($2,049,377)    $163,636

Cash and cash equivalents:
   Beginning of period                                   5,496,900    4,135,791

   End of period                                        $3,447,523   $4,299,427



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

The geographic distribution of the loan portfolio as of June 30, 1996 and December 31, 1995 is:

    No. of Loans                                 Book Value
06/30/96       12/31/95      State         06/30/96      12/31/95
      6              6      Alabama          $472,048      $483,325
      7              7      Florida           551,751       564,237
     87             93      Georgia         3,988,554     4,376,910
    100            106                     $5,012,353    $5,424,472


The Company has a large concentration of loans in Georgia; however, only five loans for $233,750 are past due more than three months. Because the loan-to-value ratio on these delinquent loans is 41%, the Company does not anticipate any loss should it choose to foreclose. The Company has forclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

                                  Results of Operations


Premium Income
As of January 1, 1996 the Company ceased writing group health insurance on it's agents and employees thus causing a decrease in both premium income and benefits relating to this line. As discussed in the Company's 1995 Form 10-K, the decrease in group premiums has no effect on the Company's earnings because these premiums were based on actual claim experience plus a modest expense allowance. The Company expects to report a decrease in group premiums and benefits for all of 1996 of approximately $2,000,000. As a result, total premium income was down 25% when compared to the second quarter of 1995. Traditional premium income is up 15% as compared to the second quarter of 1995 due to continued sales of the Company's relatively new participating whole life policy as well as two new simplified issue whole life insurance products. The individual accident and health premiums are down 24% from last year. This block continues to run off as the Company ceased writing new individual A&H policies in 1988.

Mortality and expense charges earned
Universal Life contract deposits increased 11% from the second quarter of 1995. Mortality and expense charges earned on these deposits increased
23%. Mortality and expense charges earned on the Company's payroll deduction universal life product continue to grow as new cases are added and other inforce cases mature through re-enrollments. As indicated in the Company's Form 10-K, certain reclassifications were made between mortality and expense charges earned and benefits and expenses relating to unearned expense charges and amortization of deferred policy acquisition costs. These reclassifications had no effect on reported earnings but will influence quarterly comparisons throughout 1996 versus 1995 until December 31. On an overall annual basis, the Company expects increases in the 8% to 10% range. Annuity contract deposits continue to decrease as the Company does not actively solicit annuity business.

Investment Income
Investment income was up 12% over the year earlier quarter. A larger investment portfolio and improved yields influenced overall investment performance.

Realized Investment Gains and Losses
The small amount of realized investment gains resulted from the sale of selected bonds triggered by responses to general market conditions.

Brokerage Income
The 11% increase in brokerage income over the year earlier quarter and year to date is in line with the Company's expectations with regards to the Company's subsidiaries, CSI Brokerage Services, Inc. and CS Marketing Resources, Inc. Both Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the overrides.

Benefits and Operating Expenses
Ordinary benefits as a percentage of premium income and mortality and expense charges earned increased 3% over the year earlier quarter. Traditional and universal life death benefits were approximately $125,000 higher than 1995 levels. As previously discussed, group accident and health benefits and premiums are expected to be zero for the year as the Company ceased writing this coverage at January 1, 1996. The small amount of accident and health benefits is due to the runoff of individual accident and health that the Company ceased writing in 1988. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charges and brokerage income increased 8% over the second quarter of 1995. The increase is due to increased amortization of policy acquisition costs. General operating expenses decreased $86,000 year-to-date evidencing continued cost controls.

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

    NONE

Item 3.  Defaults Upon Senior Securities

    NONE

Item 4.  Submission of Matters to a Vote of Security Holders

    At the annual meeting of shareholders held on April 22, 1996, the following directors were elected for three (3) year terms expiring in 1999.

          Gaylord Coan
          Champney McNair
          E. Jenner Wood, III

    The shareholders also approved a Directors' Discounted Stock Option Plan and an employee Performance Share Awards Plan.

Item 5.  Other Information

    NONE

Item 6.  Exhibits and Reports on Form 8-K.

    NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      COTTON STATES LIFE INSURANCE COMPANY
                             Registrant

 Date:    08/08/96
                         Gary W. Meader
                         Sr. Vice President/Chief Financial Officer/Treasurer

 Date:    08/08/96
                         William J. Barlow
                         Vice President/Controller