Form 10-Q
period 1996-09-30
COTTON STATES LIFE INSURANCE CO /
filed 1996-11-15
CIK 25118

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the quarter ended September 30, 1996
Commission File Number 2-39729



              COTTON STATES LIFE INSURANCE COMPANY
      (Exact name of registrant as specified in its charter)


    GEORGIA                                58-0830929
(State or other jurisdiction    (I.R.S. Employer Identification Number)
incorporation or organization)


 244 Perimeter Center Parkway, N. E., Atlanta, Georgia    30346
       (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:     (770) 391-8600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

YES___X___   NO______


The Registrant, as of September 30, 1996, has 3,413,674 shares of common stock outstanding.





                  PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and reclassifications necessary to a fair statement of position at September 30, 1996 and December 31, 1995 and statement of results for the nine months ended September 30, 1996 and 1995 have been made.

              COTTON STATES LIFE INSURANCE COMPANY
              Unaudited Consolidated Condensed Balance Sheets
              September 30, 1996 and December 31, 1995


ASSETS                                                  1996          1995

Investments:
 Fixed maturities, held for investment, at amortized
   cost (market value $20,494,469 in 1996 and
   $21,476,766 in 1995)                              $20,533,100   $20,632,468
 Fixed maturities, available for sale, at market
   (amortized cost $76,869,621 in 1996 and
   $67,779,213 in 1995)                               76,521,928    70,328,172
 First mortgage loans on real estate                   4,893,194     5,424,472
 Policy loans                                          6,993,680     6,675,954
 Short-term investments                                2,740,816     3,774,989

     Total investments                               111,682,718   106,836,055

Cash                                                     412,187     1,721,911
Accrued investment income                              1,747,325     1,637,817
Accounts receivable, principally premiums              2,453,743     2,076,227
Amount due from reinsurers                             2,037,552     1,885,779
Deferred policy acquisition costs                     26,103,676    24,171,011
Other assets                                             556,716     1,053,179
                                                    $144,993,917  $139,381,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits                              $95,060,523   $89,532,469
 Policy and contract claims                            1,285,605     1,774,740
Federal income taxes                                   2,434,671     3,292,476
Other liabilities                                      4,921,495     5,095,257

        Total liabilities                            103,702,294    99,694,942

Stockholders' Equity:
    Common Stock                                       3,602,775     3,602,775
    Additional paid-in capital                         1,283,969     1,292,207
    Net unrealized gains (losses) on fixed maturities
       available for sale                               (273,772)    1,354,897
    Retained earnings                                 37,814,322    34,680,468
    Less treasury stock, at cost, (189,101 shares in
       1996 and 207,011 in 1995)                      (1,135,671)   (1,243,310)

        Total stockholders' equity                    41,291,623    39,687,037

                                                    $144,993,917  $139,381,979



              COTTON STATES LIFE INSURANCE COMPANY
       Unaudited Consolidated Condensed Summary of Earnings


                                        Nine months ended     Three months ended
                                        September 30,            September 30,
                                        1996         1995*       1996      1995*

Income:
  Premium income                  $4,334,934  $5,614,812  $1,585,757  $1,862,046
  Mortality and expense charges
  earned                           6,507,896   5,261,003   2,265,965   1,941,909
  Investment income                5,663,378   5,243,841   1,912,940   1,815,385
  Realized investment gains (losses  105,776      45,560      51,130       (765)
  Brokerage and other income       1,017,041     922,135     343,674     314,831

      Total income                17,629,025  17,087,351   6,159,466   5,933,406


Benefits and expenses:
  Life benefits and claims         7,265,548   6,214,640   2,635,763   2,259,034
  A & H benefits and claims          110,100   1,788,620      42,438     551,561
  Amortization of policy acquisition
  costs                            1,825,233     964,310     591,252     451,450
  Operating expenses               3,762,052   3,977,117   1,213,596   1,342,992

      Total benefits and expenses 12,962,933  12,944,687   4,483,049   4,605,037


Earnings before income tax expense 4,666,092   4,142,664   1,676,417   1,328,369

Federal income taxes:
  Current tax expense                781,333     441,639     236,874     197,259
  Deferred tax expense               273,707     608,292     209,885     108,312

     Total Federal income taxes    1,055,040   1,049,931     446,759     305,571


    Net Earnings                  $3,611,052  $3,092,733  $1,229,658  $1,022,798


Earnings per share of costs       $1.06       $   0.91    $ 0.36      $   0.30

Weighted average number of shares
  used in computing earnings
  per share                        3,405,550   3,391,085   3,405,550   3,391,085

* 1995 share and per share amounts have been adjusted for the October 1995 five for four stock





                      COTTON STATES LIFE INSURANCE COMPANY
              Unaudited Consolidated Condensed Statements of Cash Flows
                        Nine months ended September 30, 1996 and 1995


                                                        1996          1995

Cash flows from operating activities:
    Net Earnings                                         $3,611,052  $3,092,733
    Adjustments to reconcile net earnings to net
       cash provided from operating activities:
          Increase in policy liabilities and accruals 4,865,157 4,061,249 Increase in deferred policy acquisition costs (1,932,665)(1,673,641)
          Change in Federal income taxes                    353,056    (80,000)
          Increase in accounts receivable and
              amounts due from reinsurers                  (529,282)    812,531
          Other, net                                        444,969     338,032

    Net cash provided from operating activities           6,812,287   6,550,904

Cash flows from investing activities:
    Purchase of fixed maturities held for investment     (1,495,781)          0
    Purchase of fixed maturities available for sale     (16,158,364)(26,444,353)
    Sale of fixed maturities available for sale           1,009,332  16,300,686
    Proceeds from maturity and redemption of fixed
         maturities held for investment                   1,575,581   1,780,728
    Proceeds from maturity and redemption of fixed
         maturities available for sale                    5,987,328   2,667,695
    Principal collected on first mortgage loans             531,278     661,735
    Policy Loans                                           (317,726)   (33,242)
    Other, net                                                90,865      64,989

    Net cash used in investing activities                 (8,777,487)(5,001,762)

Cash flows from financing activities:
    Cash dividends paid                                     (477,197)  (325,753)
    Proceeds from exercise of stock options                   99,400      20,688

    Net cash (used) by financing activities                 (377,797)     20,688

Net increase <decrease> in cash and cash equivalents:    ($2,342,997) $1,569,830

Cash and cash equivalents:
    Beginning of period                                    5,496,000   4,135,791

    End of period                                         $3,153,003  $5,705,621

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

Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value of residential loans and no more than 75% of the value on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agent's relatives, employees of Gold Kist, Inc. (a related party) and current mortgagees.


The geographic distribution of the loan portfolio as of September 30, 1996 and December 31, 1995 is:

    No. of Loans                                      Book Value
09/30/96  12/31/95        State                   35,338        35,064
  6           6           Alabama                465,608       483,325
  7           7           Florida                544,795       564,237
 84          93           Georgia              3,882,791     4,376,910
 97         106                                4,893,194     5,424,472


The Company has a large concentration of loans in Georgia; however, only seven loans for $545,348 are past due more than three months. Because the loan-to-value ratio on these delinquent loans is 48%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.



Results of Operations


Premium Income
As of January 1, 1996 the Company ceased writing group health insurance on it's agents and employees thus causing a decrease in both premium income and benefits relating to this line. As discussed in the Company's 1995 Form 10-K, the decrease in group health premiums does not affect the Company's earnings because these premiums were based on actual claim experience plus a modest expense allowance. The Company expects to report a decrease in group health premiums and benefits for all of 1996 of approximately $2,000,000. As a result, total premium income was down 15% when compared to the third quarter of 1995.


Traditional premium income is up 23% as compared to the third quarter of 1995 due to continued sales of the Company's relatively new participating whole life policy as well as two new simplified issue whole life insurance products.
The individual accident and health premiums are down 21% from last year. This block continues to run off as the Company ceased writing new individual A&H policies in 1988.


Mortality and expense charges earned
Universal Life contract deposits increased 3% from the third quarter of 1995. Mortality and expense charges earned on these deposits increased 17% for the quarter and 23% year-to- date. Mortality and expense charges earned on the Company's payroll deduction universal life product continue to grow as new cases are added and other inforce cases mature through re-enrollments. As indicated in the Company's Form 10-K, certain reclassifications were made between mortality and expense charges earned and benefits and expenses relating to unearned expense charges and amortization of deferred policy acquisition costs. These reclassifications had no effect on reported earnings but will influence quarterly comparisons throughout 1996 versus
1995 until December 31. On an overall annual basis, the Company expects increases in the 8% to 10% range. Annuity contract deposits continue to decrease as the Company does not actively solicit annuity business.

Investment Income
Investment income was up 5% over the year earlier quarter. A larger investment portfolio and improved yields influenced overall investment performance.


Realized Investment Gains and Losses
The small amount of realized investment gains resulted from the sale of selected bonds triggered by responses to general market conditions.


Brokerage Income
The 9% increase in brokerage income over the year earlier quarter and year-to-date is in line with the Company's expectations with regards to the Company's subsidiaries, CSI Brokerage Services, Inc. and CS Marketing Resources, Inc. Both Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the overrides.

Benefits and Operating Expenses
Ordinary benefits as a percentage of premium income and mortality and expense charges earned decreased 1% from the year earlier quarter. Traditional and universal life death benefits were approximately $5,000 lower than 1995 levels. As previously discussed, group accident and health benefits and premiums are expected to be zero for the year as the Company ceased writing this coverage at January 1, 1996. The small amount of accident and health benefits is due to the runoff of individual accident and health that the Company ceased writing in 1988. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charges and brokerage income decreased 1% over the third quarter of 1995 and increased 5% year-to-date. The year-to- date increase is due to higher levels of amortization of deferred policy acquisition costs. General operating expenses decreased $215,000 year-to-date evidencing continued cost controls.

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


    COTTON STATES LIFE INSURANCE COMPANY
        Registrant

Date11/15/96        Gary W. Meader
                    Sr. Vice President/Chief
                    Financial Officer/Treasurer


Date11/15/96        William J. Barlow
                    Vice President/Controller