Form 10-K
period 1996-12-31
COTTON STATES LIFE INSURANCE CO /
filed 1997-03-26
CIK 25118

                      Securities and Exchange Commission
                             Washington, D. C. 20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15 (d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended                 Commission File Number 2-39729
December 31, 1996
                       Cotton States Life Insurance Company
             --------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Georgia                                 58-0830929
---------------------------                   --------------------
(State of incorporation                         (I.R.S. Employer
  and jurisdiction)                             Identification No.)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia         30346
----------------------------------------------------       ----------
      (Address of principal executive offices)             (Zip code)

 Registrant's telephone number, including area code:    (404)39l-8600
                                                        -------------
     Securities registered pursuant to Section 12(b) of the Act:

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

                      YES __X___               NO______

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not applicable to the registrant and is not contained herein.

                                      [ X  ]
   The aggregate market value of voting stock held by non-affiliates was $26,763,025 based on the closing price of $12.50 on January 31, 1997, as reported on the NASDAQ National Market.

   As of January 31, 1997, there were 3,413,674 shares of registrant's common stock outstanding.

The Exhibit Index is located on Page  48 .
The total number of pages in this document is  55 .

                        Cross-Reference Sheet

                             Caption                                 Page No.
ITEM  1.  BUSINESS......................................................  3

ITEM  2.  PROPERTIES....................................................  8

ITEM  3.  LEGAL PROCEEDINGS.............................................  8

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS..............................................  8

ITEM  5.  MARKET FOR COMPANY'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS...............................  9

ITEM  6.  SELECTED FINANCIAL DATA.......................................  9

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................  11

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  15

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.................................................... 36

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............... 37

ITEM 11.  EXECUTIVE COMPENSATION.......................................  40

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT................................................ 45

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  47

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.........................................   47

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

Financial Information About Industry Segments
------------------------------------------------------------------
Business Segments:

     The Company's products can be grouped into two major segments, individual insurance products principally, individual life insurance, and brokerage operations. For purposes of this summary operating profit excludes income taxes.

                                            1996        1995        1994
                                           ------       -----       -----
Individual insurance:
   Premiums:
      Life                               $ 5,825,424  4,808,860    4,126,459
      Accident and health                    165,328    209,372      273,971
                                          ----------   --------    ---------
      Total premium income                 5,990,752  5,018,232    4,400,430
  Mortality and expense charges            8,697,621  7,218,946    7,136,723
  Net investment income                    7,484,596  6,987,699    6,377,909
  Realized investment gains (losses)         106,945    139,438     (198,894)
                                           ---------- ---------    ----------
      Total income                        22,279,914 19,364,315   17,716,168
      Policyholder benefits               10,326,754  8,936,276    8,289,418

     Operating expenses                    7,004,956  5,989,293    5,558,233
                                           ---------- ---------    ----------
         Total benefits and expenses      17,331,710 14,925,569   13,847,651
                                          ----------  ---------    ---------
         Operating profit                  4,948,204  4,438,746    3,868,517
                                          ----------  ---------    ----------

Brokerage:
      Brokerage income                     1,785,761  1,652,046    1,418,121
      Investment income                       81,172     34,852         -
                                          ----------  ---------    ----------
Total income                               1,866,933  1,686,898    1,418,121

  Operating expenses                         695,943    839,181      771,496
                                           ---------  ---------     ---------
  Operating profit                         1,170,990    847,717      646,625
                                           ---------   --------     --------
Combined operating profit                  6,119,194  5,286,463    4,515,142
  Group insurance results                      3,960     40,992     (123,174)
    Earnings before Federal income taxes  $6,123,154  5,327,455    4,391,968
                                           =========  =========    =========

Narrative Description of Business Segments
--------------------------------------------------------------
Individual Life

    The major forms of individual life insurance presently offered by the Company include universal life, quaranteed issue and simplified issue life, graded premium whole life, whole life, participating whole life, annuities, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability riders.

   Unless the need for a medical examination is indicated by the application or an investigation, the Company writes individual life insurance without requiring a medical examination in the following maximum amounts:

                        Age Group          Maximum Insurance
                           0-35                $150,000
                          36-40                 100,000
                          41-45                  74,000
                          46-50                  50,000
                        51 and over              24,000

    Substandard life insurance risks are accepted by the Company at increased rates, which are determined on an actuarial basis that the Company believes will adequately compensate it for the additional risk involved. The
Company's retention of substandard policies varies with its classification of the risk and age of the insured, but in no event exceeds $100,000 on any life through age 65 or $35,000 for issue ages over 65. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain suitable reinsurance. The Company requires a medical examination on the majority of all substandard risks. As of December 31, 1996, less than 1% of the Company's individual life premiums and mortality and expense charges were represented by substandard risks.

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

   The Company presently retains, with respect to individual life policies, no more than $100,000 of insurance on any one life, which may be reduced, depending upon the age and the physical classification of the insured.
All accidental death riders are 100% reinsured. As of December 31, 1996, the aggregate amount of individual life insurance in force ceded by the Company under its various reinsurance treaties totaled $884,504,000.

  The following tabulation sets forth information pertaining to the Company's individual life insurance in-force for the three years ended December 31, 1996:

                                           1996        1995        1994
                                           ----        ----        ----
In-force ($000 omitted)                 $3,531,398  3,255,762   2,990,215
Reinsurance ceded ($000 omitted)           884,504    801,111     722,262
                                        ----------  ----------  ---------
In-force net of reinsurance
     ($000 omitted)                      2,646,894  2,454,651   2,267,953
                                        ----------- ---------   ---------
Number of policies in-force                 57,736     52,041      48,159
                                        ----------- ---------   ---------
Average size of policy in-force             61,000     63,000      62,000
                                         ---------  ---------   ---------
Ratio of voluntary terminations
     to mean of insurance in-force           11.21%     12.24%      11.66%
                                         ---------  ---------    ---------

Brokerage

   The Company owns two brokerage subsidiaries, CSI and CSMR. CSI provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company's multi-line agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite, such as non-standard auto insurance, mobile home insurance, poultry house insurance and flood insurance.

   CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, group life and health insurance.

Agency Force

   The Company offers its insurance through multi-line exclusive agents who also write all lines of property and casualty insurance for Mutual and its subsidiary, Shield Insurance Company ("Shield"). See Item 13 of this report for an explanation of the relationship between the Company, Mutual and Shield. Because its agents write all major lines of insurance, the Company's commission rates are less than the prevailing industry rate. Approximately 250 multi-line exclusive agents are under contract to the Company, Mutual and Shield, and are paid on a commission basis. The Company has contracted with 720 independent agents to sell its guaranteed issue-simplified issue policy and brokerage products. Of the 720 agents, approximately 180 produce business on a regular basis. In 1996 the Company contracted with two producers to sell payroll deduction life insurance in South Carolina and Tennessee, respectively.

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

Employees

   In addition to its principal officers, the Company shares approximately 108 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employee's salaries, either based upon the Company's premium income in relation to the premium income of Mutual and Shield or to actual time expended on each company's affairs. The Company and its subsidiaries have 29 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its employee relations are good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Not applicable.

                                PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Common Stock Data

   On January 1, 1997, there were approximately 548 record holders of the Company's common stock.

   The stock (symbol CSLI) is traded over-the-counter. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:

                                 Bid Prices        Dividend
                              High        Low      Declared
---------------------------------------------------------------------
1996
      First Quarter           10.50       9.00         .04
      Second Quarter          12.0        9.75         .05
      Third Quarter           12.50      10.37         .05
      Fourth Quarter          14.62      10.50         .05
---------------------------------------------------------------------
1995
      First Quarter            7.80       6.58         .032
      Second Quarter           7.80       6.90         .032
      Third Quarter            9.90       7.20         .032
      Fourth Quarter           9.75       8.75         .040
---------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

                     Ten-Year Selected Financial Data

                               1996          1995         1994(1)     1993(1)       1992(1)
                             --------      --------      ---------   ---------     ---------
As of December 31
Total assets               $148,824,187  139,381,979   124,412,468   116,237,515  111,133,117
                           ------------  -----------   -----------   -----------  -----------
Total liabilities          $105,910,335   99,694,942    90,855,648    85,285,402   82,346,176
                           ------------  -----------   -----------   -----------  -----------

Total stockholders' equity $ 42,913,852   39,687,037    33,556,820    30,952,113   28,786,941
                            -----------  -----------   -----------   -----------  -----------
Book value per share       $      12.57        11.69          9.90          9.56         8.89
                            -----------  -----------    ----------   -----------  -----------
Closing price per share    $      14.25         9.00          6.80          6.00         5.20
                            -----------  -----------    ----------   -----------  -----------

Years ended December 31
Premium income             $  6,702,922    7,842,595     7,991,806    8,005,457     9,671,662
                             ----------    ---------     ---------    ---------     ---------
Mortality and expense
  charges earned           $  8,697,621    7,218,946     7,136,723    5,529,950     4,803,708
                              ----------   ----------     ---------    ---------     ---------

Net investment income, realized
  investment gains and other
  income                   $  9,458,474    8,814,035     7,597,136    7,271,267     7,111,110
                              ---------    ---------     ---------    ---------     ---------

Total income               $ 24,859,017   23,875,576    22,725,665   20,806,674    21,586,480
                             ----------   ----------    ----------   ----------    ----------
Benefits and expenses      $ 18,735,863   18,548,121    18,333,697   18,149,664    19,122,882
                             ----------   ----------    ----------   ----------    ----------
Net earnings               $  4,832,577    4,070,871     3,303,024    2,435,355     2,018,597
                             ----------   ----------    ----------    ---------    ----------

Net earnings per share     $       1.42         1.20          1.01          .75           .62
                             ----------   ----------    ----------    ---------    ----------
Dividends per share        $        .19         .136          .112         .096          .128
                             ----------  -----------   -----------    ---------    ----------
(1) all share and per share amounts have been adjusted for the October, 1995 five-for-four stock split.

        1991(1)          1990(1)         1989(1)       1988(1)       1987(1)
       --------         --------        ---------     ---------     ---------
     102,258,764       94,837,003      89,058,288    80,680,249    73,499,773
     -----------       ----------      ----------    ----------    ----------
      75,210,219       68,395,286      62,061,677    55,993,144    51,264,085
     -----------       ----------      ----------    ----------    ----------
      27,048,545       26,441,717      26,996,611    24,687,105    22,235,688
     -----------       ----------      ----------    ----------    ----------
            8.35             7.86            7.86          7.18          6.47
     -----------      -----------      ----------    ----------    ----------
            5.20             5.80            6.20          4.30          4.20
     -----------       ----------      ----------    ----------    ----------
       9,444,004        8,778,515       8,559,692     8,027,527     9,160,889
     -----------       ----------      ----------    ----------    ----------
       4,314,299        3,962,877       2,992,291     2,912,562     2,430,987
     -----------       ----------      ----------    ----------    ----------
       7,069,597        6,291,331       6.575,258     6,257,920     5,962,544
     -----------       ----------      ----------    ----------    ----------
      20,827,900       19,032,723      18,127,241    17,198,009    17,554,420
     -----------       ----------      ----------    ----------    ----------
      19,182,874       17,027,478      15,913,687    14,459,976    14,765,557
     -----------       ----------      ----------    ----------    ----------
       1,292,026        1,655,245       2,506,426     2,429,623     2,372,863
     -----------       ----------      ----------    ----------    ----------
             .39              .49             .73           .70           .69
     -----------       ----------      ----------    ----------    ----------
            .224             .224            .192          .192          .192
     -----------      -----------      ----------   -----------    ----------
                                        10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

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

Investment Securities and Securities Available for Sale

  On December 1, 1995, the Company transferred an additional $11,193,866 in securities from its held for investment portfolio to its available for sale portfolio.

  Following is a summary of fixed maturities held for investment and available for sale by rating class as of December 31, 1996.


                           HELD FOR INVESTMENT        AVAILABLE FOR SALE
                           -------------------        ------------------
 U. S. Government              $ 3,119,413                29,458,220
 A or better                    17,126,370                48,953,029
 Baa2 or Better                       -                    2,211,000
                               ------------                ---------
                               $20,245,783                80,622,249
                               ------------               ----------

   In 1995 and 1994, the Company provided loss provisions of approximately $300,000 and $580,000, respectively, for U.S. Government agency derivative securities for which the decline in value was deemed to be other than temporary. These securities were U.S. Government agency securities in which principal repayments are linked to the valuation of foreign currencies. Three of these securities matured in 1995; the remaining security matured in 1996.

Mortgage Loans

   The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agent's relatives, employees of Gold Kist and current mortgagees.

  The geographic distribution of the loan portfolio as of December 31, 1996 is:

     No of Loans           State             Book Value
     -----------          -------          ---------------
           5              Alabama            $   313,697
           6              Florida                443,165
          81              Georgia              4,013,415
         ----                                 ----------
          92                                  $4,770,277
          ==                                   =========

   The loan-to-value ratio on delinquent loans is 42%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

Policy Loans

   All policy loans are secured by the cash surrender value of the policies.

Short-term investments

     All short-term investments are in U.S. Treasury Bills.


Results of Operations


Premium Income

   Premium income on traditional life contracts has increased 21%, 17%, and 14%. The increases came from the sales of the Company's new guaranteed issue-simplified issue and participating whole life policies.

   Individual accident and health premiums decreased 23% in 1996 and 24% in 1995 and 1994. In 1988, the Company ceased writing new individual accident and health policies. The Company anticipates that premium income from the line will continue to decrease.

   Effective January 1, 1996, the Company and Cotton States Mutual moved its employee and agent health plans to an outside health provider. In 1996 and future years, the only group premium the Company will earn will be group life premiums received from participation in the Federal employee and servicemen pools. The Company receives no material amounts from participation in these pools.

   Prior to 1996, group premiums from the Company's agents and employees were based on actual claims experience and participation in Government pools. Group premiums decreased approximately $767,000 in 1995, and $423,000 in 1994. The fluctuation in group premiums had no effect on the Company's earnings, because those premiums were based on actual claims experience plus a modest expense allowance.

Mortality and Expense Charges Earned

   Mortality and expense charges earned on universal life contracts increased 20%, 1%, and 29% in 1996, 1995 and 1994, respectively. In 1994, the Company changed its classification of reserve credits on reinsured universal life
contracts.   This reclassification resulted in additional mortality and expense charges earned of $328,000 and had an insignificant effect on net income. The increase for 1994 resulted from the addition of a large payroll deduction universal life case during the year, plus an increase in cost of insurance charges on all 1994 new business cases. The increase in 1996 resulted from increased sales of individual universal life sales and increased sales of payroll deduction universal life insurance.

Investment Income

   Investment income increased 8%, 10% and 5% in 1996, 1995 and 1994, respectively. The increases are due to a larger investment portfolio.

Realized Investment Gains/Losses

   Realized investment gains/losses during the past three years resulted primarily from the sale of bonds and write-down of bonds. During 1995 and 1994, the Company booked provisions for possible investment losses of $300,000 and $580,000. (See previous discussion of investment securities).

Brokerage and Other Income

   CSI Brokerage Services provided the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company's multi-line agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite. CSI earned $561,555 in 1996, $438,707 in
1995 and $368,700 in 1994. Another subsidiary, Cotton States Marketing Resources, Inc. (CSMR) provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health
products that the Company does not want to underwrite.   CSMR earned
$320,148 in 1996, $183,010 in 1995 and $88,000 in 1994.

Benefits

  Individual benefits as a percentage of individual life premiums and mortality and expense charges were 66%,70% and 64% for 1996, 1995 and 1994, respectively. The Company expects the ratio to range between 65% and 70%.

   Individual accident and health benefits as a percentage of accident and health premiums were 123%, 19% and 129% for 1996, 1995 and 1994, respectively. Even though experience on this line improved in 1995, the Company anticipates that even with rate increases, the loss ratio on this closed block of business will continue to be in the 110%-130% range.

Operating Expenses

   Operating expenses and amortization of policy acquisition costs as a percentage of total premium income, mortality and expense charges, and brokerage income were 45%, 41% and 40% for 1996, 1995 and 1994, respectively. The increase in 1996 was due to the elimination of group health premiums received from the Company's agents and employees. Even though, the ratio increased, it did not have an adverse impact on the Company's earnings. The Company anticipates the expense ratio will remain at approximately 45% in future years.


Federal Income Taxes

   The effective tax rates were 21% for 1996, 24% for 1995 and 25% for 1994. The effective tax rate should remain in the 20% to 25% range. The Company expects that CSMR will utilize all of its tax loss carryfowards by the fourth quarter of 1997.

Quarterly Results

   Quarterly earnings fluctuated significantly during the three years ending December 31, 1996. These fluctuations are due, in the most part, to irregular claims occurrences and the timing of certain investment transactions during the year.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      Consolidated Balance Sheets

                                                              December 31,
                                                          --------------------
                  Assets                                   1996          1995
                ----------                                ------        ------
Investments:
  Fixed maturities, held for investment, at amortized
   cost                                              $  20,245,783   20,632,468
  Fixed maturities, available for sale, at fair value   80,622,249   70,328,172
  First mortgage loans on real estate                    4,770,277    5,424,472
  Policy loans                                           7,037,745    6,675,954
  Short-term investments                                 2,250,551    3,774,989
                                                      ------------  -----------
     Total investments                                 114,926,605  106,836,055

Cash                                                       279,742     1,721,911
Accrued investment income                                1,791,048     1,637,817
Amounts receivable, principally premiums                 2,371,562     2,076,227
Amount due from reinsurers                               2,027,229     1,885,779
Deferred policy acquisition costs                       26,790,307    24,171,011
Refundable Federal income taxes                            100,439       -
Other assets                                               537,255     1,053,179
                                                       -----------  ------------
                                                      $148,824,187   139,381,979
                                                       ===========   ===========
Liabilities and Stockholders' Equity
Policy liabilities and accruals:
  Future policy benefits                              $ 96,935,660    89,532,469
  Policy claims and benefits payable                     1,319,416     1,774,740
                                                        ----------    ----------
     Total policy liabilities and accruals              98,255,076    91,307,209

Federal income taxes:
  Current                                                      -         151,561
  Deferred                                               2,650,383     3,140,915
Other liabilities                                        5,004,876     5,095,257
                                                       -----------   -----------
     Total liabilities                                 105,910,335    99,694,942
                                                       -----------    ----------
Stockholders' equity:
  Common stock of $1 par value.  Authorized 5,000,000
   shares; issued 3,602,775 shares                       3,602,775     3,602,775
  Additional paid-in capital                             1,283,969     1,292,207
  Net unrealized gains on fixed maturities available
   for sale                                                297,609     1,354,897
  Retained earnings                                     38,865,170    34,680,468
  Less treasury stock, at cost (189,101 shares in
   1996 and 207,011 shares in 1995)                     (1,135,671)  (1,243,310)
                                                        ----------    ----------
     Total stockholders' equity                         42,913,852    39,687,037
                                                        ----------   -----------
                                                      $148,824,187   139,381,979
                                                       ===========   ===========
See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

                                                      Years ended December 31,
                                                     1996        1995       1994
                                                     ----        ----       ----
Revenues:
  Premium income:
   Life                                           $ 6,537,594   5,496,803   4,833,104
   Accident and health                                165,328   2,345,792   3,158,702
                                                  -----------  ----------   ---------
     Total premium income                           6,702,922   7,842,595   7,991,806

  Mortality and expense charges                     8,697,621   7,218,946   7,136,723
  Net investment income                             7,565,768   7,022,551   6,377,909
  Realized investment gains (losses)                  106,945     139,438    (198,894)

  Brokerage and other income                        1,785,761   1,652,046   1,418,121
                                                  ----------- -----------  ----------
     Total revenues                                24,859,017  23,875,576  22,725,665
                                                  ----------- -----------  ----------
Benefits and expenses:
  Life benefits and claims                         10,820,516   9,450,073   8,666,090
  Accident and health benefits and claims             203,224   2,191,984   3,083,537
  Amortization of deferred policy acquisition costs 2,421,587   1,475,963   1,134,555
  Other operating expenses                          5,290,536   5,430,101   5,449,515
                                                  ----------- -----------  ----------
     Total benefits and expenses                   18,735,863  18,548,121  18,333,697
                                                  ----------- ----------- -----------
     Earnings before Federal income taxes           6,123,154   5,327,455   4,391,968
                                                  -----------  ---------- -----------
Federal income taxes:
  Current                                           1,101,651     579,650     707,467
  Deferred                                            188,926     676,934     381,477
                                                   ----------   ---------  ----------
     Total Federal income taxes                     1,290,577   1,256,584   1,088,944
                                                   ----------   ---------  ----------
     Net earnings                                 $ 4,832,577   4,070,871   3,303,024
                                                    =========   =========   =========
     Net earnings per share of common stock       $      1.42        1.20        1.01
                                                    =========   =========   =========
Weighted average number of shares used in
  computing earnings per share                      3,407,614   3,393,529   3,264,539
                                                     ========   =========   =========
See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

                                                       Years ended December 31,
                                                   1996       1995       1994
                                                   ----       ----       ----
Common stock - balance at beginning and
  end of year                                $ 3,602,775   3,602,775  3,602,775
                                             -----------  ----------  ---------
Additional paid-in capital:
  Balance at beginning of year                 1,292,207   1,295,922  1,401,476
  Treasury shares issued                          (8,238)     (3,715)  (105,554)
                                              ----------  ----------  ---------
  Balance at end of year                       1,283,969   1,292,207  1,295,922
                                              ----------  ----------  ---------
Net unrealized gains (losses) on fixed maturities
  available for sale:
   Balance at beginning of year                1,354,897  (1,128,107)    -
   Change in accounting principle:
     Unrealized gains at January 1, 1994          -            -        582,955
     Deferred tax expense                         -            -       (198,205)
                                              ----------  ---------- ----------
   Change in accounting principle, net         1,354,897  (1,128,107)   384,750
                                             ----------- ----------- ----------
   Change in unrealized gains (losses):
     Unrealized gains (losses) during year   (1,998,408)   4,137,852 (2,171,848)
     Deferred (taxes) benefit                   679,655   (1,106,869)   438,428
     Deferred acquisition cost adjustment       261,465     (547,979)   220,563
                                            -----------  ----------- ----------
   Change in unrealized gains (losses), net  (1,057,288)   2,483,004 (1,512,857)
                                            -----------   ---------- ----------
   Balance at end of year                       297,609    1,354,897 (1,128,107)
                                            -----------   ---------- ----------
Retained earnings:
  Balance at beginning of year               34,680,468   31,071,160 28,135,674
  Net earnings                                4,832,577    4,070,871  3,303,024
  Dividends of $.19 per share in 1996,
     $.136 in 1995, and $.112 in 1994          (647,875)    (461,563)  (367,538)
                                           ------------  ----------- ----------
  Balance at end of year                     38,865,170   34,680,468 31,071,160
                                           ------------  ----------- ----------
Treasury stock:
  Balance at beginning of year               (1,243,310)  (1,284,930)(2,187,812)
  Cost of shares issued (17,910 shares in 1996,
   6,828 shares in 1995, and 150,280 shares
   in 1994)                                     107,639       41,620    902,882
                                            -----------   ----------  ---------
  Balance at end of year                     (1,135,671)  (1,243,310)(1,284,930)
                                            ------------  ----------- ----------
      Total stockholders' equity (note 9)  $ 42,913,852   39,687,037 33,556,820
                                              =========    =========  =========
See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                         Years ended December 31,
                                                    1996           1995        1994
                                                    ----           ----        ----
Cash flows from operating activities:
  Net earnings                                   $  4,832,577    4,070,871    3,303,024
  Adjustments to reconcile net earnings to net
  cash provided from operating activities:
    Increase in policy liabilities and accruals     6,947,867    5,166,399    5,646,988
    Increase in deferred policy acquisition cost   (2,357,831)  (2,765,527)  (2,575,044)
    Change in Federal income taxes                    (62,877)     726,385      (28,659)
    (Increase) decrease in amounts receivable
     and amounts due from reinsurers                 (436,785)     922,436   (1,039,672)
    Other, net                                       (543,860)   1,828,589    2,476,899
                                                    ----------  ----------   ----------
      Net cash provided from operating
        activities                                  8,379,091    9,949,153   7,783,536
                                                    ---------   ----------  -----------
Cash flows from investing activities:
  Purchase of fixed maturities held for investment (1,495,780)     -         (4,284,222)
  Purchase of fixed maturities available for sale (22,109,575) (33,550,517) (24,101,176)
  Sale of fixed maturities available for sale       3,483,374   20,469,828   17,791,175
  Proceeds from maturity and redemption
   of fixed maturities held for investment          1,856,816    1,780,728      575,093
  Proceeds from maturity and redemption of
   fixed maturities available for sale              7,027,662    2,876,731    2,519,530
  First mortgage loans originated                    (102,000)    (346,600)    (830,637)
  Principal collected on first mortgage loans         756,195      838,753    1,550,879
  Net increase in policy loans                       (361,791)    (132,203)    (132,122)
  Other, net                                          147,875     (101,106)     (56,924)
                                                  -----------   -----------  ----------
       Net cash used in investing activities      (10,797,224)  (8,164,386)  (6,968,404)
                                                  -----------   -----------   ----------
Cash flows from financing activities:
  Repayment of notes payable                         -                -         (561,072)
  Cash dividends paid                                (647,875)    (461,563)     (367,538)
  Sale of treasury stock                               99,401       37,905       797,328
                                                    ---------    ---------    ----------
       Net cash used in financing activities         (548,474)    (423,658)     (131,282)
       Net (decrease) increase in cash and        -----------    ---------    ----------
         cash equivalents                          (2,966,607)   1,361,109       683,850
Cash and cash equivalents:
  Beginning of year                                 5,496,900    4,135,791     3,451,941
                                                -------------   ----------    ----------
  End of year                                  $    2,530,293    5,496,900     4,135,791
                                                     ========    =========     =========
Supplemental disclosures of cash paid during
  the year:
   Income taxes                                $    1,353,651      530,000       827,156
                                                     ========      =======       =======
   Interest                                    $         -            -            9,835
                                                     ========      =======       =======
See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1996, 1995, and 1994

(1)  Summary of Significant Accounting Policies

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which vary in certain respects from reporting practices prescribed or permitted by the Insurance Department of the State of Georgia. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deem to be acutely sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from estimates.

    Following is a description of the most significant risks facing insurers and how the Company mitigates those risks:

   Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy and by contracting with reinsuring companies that meet certain rating criteria and other qualifications.

   Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company mitigates this risk by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

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

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Future Policy Benefits

   Future policy benefits on traditional individual life insurance policies are computed using a net level premium method based upon conservative assumptions as to investment yields, withdrawals, morbidity, and mortality. Future policy benefits on universal life insurance policies and annuities represent the contract's accumulated account value plus credited interest.

Deferred Policy Acquisition Costs

   The costs of acquiring most new individual life business are deferred and amortized with interest over the premium-paying period of the related policies. For traditional life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions as used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract's annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $4,780,000 in 1996, $4,241,000 in 1995, and $3,710,000 in 1994.

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

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Earnings Per Share

   Earnings per share of common stock are based on the weighted average number of common shares outstanding adjusted for the October 16, 1995 five-for-four stock split effected in the form of a 25% stock dividend. The effect of unexercised stock options is not significant.

Stock-Based Compensation

   The Company accounts for its various stock-based compensation in accordance with the provisions set forth in Accounting Principles Board (APB) Opinion
No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB Opinion No. 25, compensation expense is recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

   On October 23, 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value-based method had been applied as defined in SFAS No. 123. The Company has elected to continue to apply the provisions set forth in APB Opinion No. 25 and follow the disclosure provisions of SFAS No. 123.

(2)  Investments

   Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities. The adoption of SFAS
No. 115 resulted in reporting fixed maturities available for sale at fair value with changes in unrealized gains and losses included in stockholders' equity, net of applicable deferred taxes, and deferred acquisition cost adjustments. The adoption of SFAS No. 115 had no effect on net earnings in 1994.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

  In November 1995, the Financial Accounting Standards Board announced that for the year ended December 31, 1995, companies that are subject to the reporting requirements of SFAS No. 115 would have a one-time opportunity to reclassify securities currently classified as held to maturity without the risk of tainting the accounting for investments on a historical basis. The Company evaluated the securities contained in this portfolio and has determined under which conditions it may dispose of such securities. In light of this review, the Company in 1995 reclassified approximately $11,197,000 of securities which were previously classified as held to maturity to the available for sale account. The result of such reclassification was to increase 1995 shareholders' equity by approximately $62,000, net of applicable deferred taxes.

  The amortized cost and estimated market values of investments in debt securities as of December 31, 1996 and 1995 are as follows:

                                                 1996
                                          Gross       Gross         Estimated
                             Amortized    unrealized  unrealized    fair
                             cost         gains       losses        value
Held for investment:         ----------- ------------ -----------  ----------
U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies           $ 3,119,413      18,774      (23,186)   3,115,001
Debt securities issued by
     foreign governments      1,988,893     121,107         -       2,110,000
Corporate securities         15,137,477     215,306     (180,745)  15,172,038
                             ----------    --------    ----------  ----------
      Total                 $20,245,783     355,187     (203,931)  20,397,039
                             ==========     =======      =======   ==========
Available for sale:
U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies           $ 7,380,868      38,727      (53,383)    7,366,212
Corporate securities         51,021,099     721,105     (578,175)   51,164,029
Mortgage-backed securities   21,669,731     458,829      (36,552)   22,092,008
                             ----------    --------   ----------    ----------
        Total               $80,071,698   1,218,661     (668,110)   80,622,249
                             ==========   =========      ========   ==========

COTTON STATES LIFE INSURANCE
COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

                                                  1995
                                           Gross        Gross        Estimated
                               Amortized   unrealized   unrealized   fair
                               cost        gains        losses       value
Held for investment:         ----------  -----------  -----------  ----------
U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies           $ 1,987,280      6,105      (7,385)    1,986,000
Debt securities issued by
     foreign governments      1,987,190    209,520           -     2,196,710
Corporate securities         16,657,998    643,251       (7,193)  17,294,056
                             ----------  ---------     ---------  ----------
      Total                 $20,632,468    858,876      (14,578)  21,476,766
                              ========      ======       ======    =========
Available for sale:
U.S. Treasury securities
     and obligations of U.S.
     government corporations
     and agencies           $ 3,794,917    201,299          -      3,996,216
Corporate securities         42,457,092  1,742,014     (102,577)  44,096,529
Mortgage-backed securities   21,527,204    709,335       (1,112)  22,235,427
                             ----------  ---------     ---------  ----------
      Total                 $67,779,213  2,652,648     (103,689)  70,328,172
                              =========  =========     ========    =========

 The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     1996
                                           Amortized      Estimated
                                              cost        fair value
                                           ----------     -----------
Held for investment:
  Due in one year or less                 $ 1,101,480      1,100,000
  Due after one year through five years     7,582,727      7,716,589
  Due after five years through 10 years    11,561,576     11,580,450
                                          -----------     ----------
      Total                               $20,245,783     20,397,039
                                           ==========     ==========

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

                                                      1996
                                            Amortized        Estimated
                                              cost           fair value
                                            ----------       -----------
Available for sale:
   Due in one year or less               $  3,508,236         3,520,620
   Due after one year through five years   11,069,795        11,137,720
   Due after five years through 10 years   32,391,836        34,571,720
   Due after 10 years                      11,432,100         9,300,181
   Mortgage-backed securities              21,669,731        22,092,008
                                          -----------        ----------
    Total                                $ 80,071,698        80,622,249
                                           ==========        ==========
   Bonds with amortized cost of approximately $1,780,000 at December 31, 1996 were on deposit with state regulatory authorities in accordance with statutory requirements.

   Realized and unrealized gains and losses on investments for the years ended December 31, were as follows:

                                                  1996       1995        1994
                                                  ----       ----        ----
Realized gains (losses) on sales and
     redemptions of investments:
      Fixed maturities held for investment:
       Gross gains                          $   1,041        -          171
       Gross losses                              (581)       -          -
                                                ------      ------     -----
        Net realized gains                        460        -          171
                                                ------      ------    ------
      Fixed maturities available for sale:
       Gross gains                             133,069     452,383   443,299
       Gross losses                            (26,584)   (312,945) (642,364)
                                             ---------  ---------- --------
        Net realized gains (losses)            106,485     139,438  (199,065)
                                             ---------  ---------- --------
        Total                                  106,945     139,438  (198,894)
                                            ----------  ---------- ---------
Changes in unrealized gains (losses):
     Fixed maturities held for investment     (693,042)  3,145,389 (5,719,289)
     Fixed maturities available for sale    (1,998,408)  4,137,852 (2,171,848)
        Net unrealized gains (losses)       (2,691,450)  7,283,241 (7,891,137)
                                            ----------   --------- ----------
        Total realized and unrealized
           gains (losses)                 $ (2,584,505)  7,422,679 (8,090,031)
                                            ==========   ========= ==========

   Included in investments available for sale in 1995 were certain U.S. dollar denominated U.S. government agency securities amounting to $292,500 at December 31, 1995 which were payable in foreign currency. As a result of significant foreign currency fluctuations, the Company had written these securities down to current market value in 1995 and 1994 by recognizing losses of $300,000 and $580,509, respectively. In 1996, these securities matured and a corresponding net gain of $51,200 was recognized.

COTTON STATES LIFE INSURANCE COMPANY AND
SUBSIDIARIES
                    Notes to Consolidated Financial Statements

Details of net investment income are as follows:
                                          1996        1995       1994
                                          ----        ----       ----
  Investment income:
  Fixed maturities held for investment $ 1,395,312  1,504,117  2,095,318
  Fixed maturities available for sale    5,371,791  4,627,543  3,367,984
  First mortgage loans                     429,312    498,084    573,008
  Policy loans                             480,635    434,184    424,266
  Short-term investments                   257,926    298,553    232,482
                                        ----------  ---------  ---------
   Total investment income               7,934,976  7,362,481  6,693,058
   Less investment expenses                369,208    339,930    315,149
                                        ---------- ---------- ----------
   Net investment income               $ 7,565,768  7,022,551  6,377,909
                                         =========  =========  =========

(3)  Disclosures about Fair Value of Financial Instruments

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

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

   The estimated fair values and carrying value of the Company's financial instruments at December 31, 1996 and 1995 are the same except for investment securities which are detailed in footnote 2 and mortgage loans as follows:

                                           Mortgage loans
                                      Carrying         Fair
                                      amount           value
                                     ---------        -------
                 1996              $ 4,770,277        4,864,411
                 1995                5,424,472        5,601,569
                                     =========        =========

(4)    Future Policy Benefits and Reinsurance

   The composition of future policy benefits, and the significant assumptions used in their development, are as follows:

                  Future policy                              Assumptions
                     benefits    Years
Line of business  1996    1995  of issue  Interest rates   Mortality           Withdrawals
---------------- ------  ------ --------  --------------  -----------          -----------
                 ($000 omitted)
Life:
    Individual  $ 4,401   4,621  l956-65   4%              l955-60 Basic Table  Company
                                                           Select and Ultimate
experience
    Individual    9,030   9,155  l966-79   6.5% -  5% (A)  Same as above         Same as above
    Individual    5,510   5,521  l980-88   7.5% -  6% (A)  l965-70 Basic Table   Same as above
                                                           Select and Ultimate


    Individual    5,550   3,928  1989-96   7.5% -  6% (A)  1975-80 Basic Table    Same as above
                                                           Select and Ultimate
  Individual      3,688   3,584  Various   3.5% -  2.5%    Statutory                  -
  Annuities and
  universal life 68,701  62,656  Various   6.25% - 4.5%    Accumulated                -
                                                           account value
    Group             5       6  Various    -              Unearned premiums          -
                 96,885  89,471

Accident and health -
    individual       51      61  Various    3%             -                          -

     Total future
      policy
      benefits  $96,936  89,532
                 ======  ======
(A) Interest rates are graded to the ultimate rate in 25 years.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

  The Company participates in certain business assumed from federally sponsored group pools. Further, it is the Company's general policy to reinsure individual life insurance in excess of $100,000, group life insurance in excess of $50,000, major medical payments in excess of $35,000 annually per individual, accidental deaths, and certain disability income coverage. Amounts ceded under reinsurance agreements become liabilities of the Company should the reinsurers be unable to meet their obligations under the reinsurance agreements. The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:

                                      1996         1995        1994
                                      ----         ----        ----
 Premium income:
     Direct premiums            $   7,102,032   8,248,692    8,354,462
     Reinsurance assumed              712,170     677,928      676,912
     Reinsurance ceded             (1,111,280) (1,084,025)  (1,039,568)
                                  -----------   ----------   ---------
     Net premium income         $   6,702,922   7,842,595    7,991,806
                                     ========    ========     ========
Benefits and claims:

    Reinsurance assumed         $     696,986     655,789      668,409
                                      =======     ======       =======
    Reinsurance ceded           $   2,756,838   1,475,011    2,852,487
                                    =========    ========     ========

     COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
           Notes to Consolidated Financial Statements

(5)    Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 1996 and 1995 is composed of the following:

                                                       1996         1995
                                                       ----         ----
Deferred tax assets:
    Deferred policy acquisition costs - tax      $   1,230,104    1,053,365
    Life insurance reserves                          4,458,050    4,107,971
    Unearned mortality and expense charges             713,282      709,805
    Postretirement health benefits liability           107,815      111,621
    Alternative minimum tax credit carryforward          -          329,192
    Deferred compensation                               71,060         -
    Capital loss carryforward                          231,005         -
    Other, net                                          26,644       33,156
                                                   -----------   ----------
     Total deferred tax assets                       6,837,960    6,345,110

    Valuation allowance                                (81,000)    (250,000)
                                                   -----------   ----------
     Net deferred tax assets                         6,756,960    6,095,110

Deferred tax liabilities:
    Fixed maturities available for sale                187,894      826,425
    Deferred policy acquisition costs - financial
        statements                                   9,131,128    8,329,465
    Due and unpaid premiums                             70,382       66,425
    Other, net                                          17,939       13,710
                                                     ---------   ----------
     Total deferred tax liabilities                  9,407,343    9,236,025
                                                     ---------   ----------
       Net deferred tax liability                $   2,650,383    3,140,915
                                                     =========    =========
   The Company has established a valuation allowance for deferred tax assets of $81,000 in 1996 and $250,000 in 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

   A valuation allowance of $600,000 was established in 1994, of which $300,000 was recorded through equity due to the initial establishment of the deferred tax asset associated with unrealized losses on available for sale securities. The valuation allowance established through equity in 1994 was taken down through equity in 1995 as a result of an increase in the value of the securities.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

  Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled "policyholders' surplus" created by Federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled "shareholders' surplus." The balance in the "policyholders' surplus" account at December 31, 1996 was $4,203,000. The balance in the "shareholders' surplus" account at December 31, 1996 was $30,500,000. The Company does not anticipate any of the "policyholders' surplus" account becoming taxable in the foreseeable future.

   Federal income tax expense is less than amounts determined by multiplying earnings before Federal income taxes by the Federal tax rate of 35%. The reason for such difference and the tax effect of each are as follows:

                                                 1996        1995      1994
                                                -------     -------   -------
 Federal income tax expense at statutory rate $2,143,104 1,864,609 1,537,189 Special deductions available to small life
      insurance companies                       (547,625) (610,107)  (560,305)
 Net gains of subsidiaries not currently
      includable                                 (80,552)  (64,054)   (30,802)
 Change in valuation allowance                  (169,000)  (50,000)        -
 Tax rate differential                              -      134,214    147,983
 Surtax exemption                                (42,928)  (34,481)   (27,675)
 Other, net                                      (12,422)   16,403     22,554
                                               ---------  --------     ------
       Total Federal income taxes             $1,290,577 1,256,584  1,088,944
                                               ========= =========  =========

(6) Postretirement Benefits Other than Pensions

   The Company has a plan which provides for postretirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company accrues benefits on a current basis and the plan is not funded. The components of the net periodic postretirement benefit cost for the years ended December 31 are as follows:
                                                    1996       1995     1994
                                                   -------    -------  -------
Service cost                                    $     350      8,124     9,770
Interest cost                                      10,883     22,000    21,376
Amortization of unrecognized gain                  (9,370)      (997)        -
                                                  --------  --------- --------
      Net periodic postretirement benefit cost  $   1,863     29,127    31,146
                                                   ======     ======    ======

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

   The following table sets forth the plan's funded status reconciled with the amount shown in the Company's balance sheet at December 31, 1996 and 1995:

                                                           1996        1995
                                                          ------      -------
Accumulated postretirement benefit obligation:
     Retirees                                          $ 180,396      151,075
     Other active participants                            10,269      103,805
                                                       ---------    ---------
       Accumulated postretirement benefit
          obligation in excess of plan assets            190,665      254,880

Unrecognized net gain                                    126,438       73,417
                                                       ---------     --------
       Accrued postretirement benefit cost             $ 317,103      328,297
                                                         =======      =======

   The postretirement benefit obligation was determined by application of the terms of the plan using relevant actuarial assumptions. Health care costs are projected to increase at annual rates ranging from 9% in 1996 down to 5% in 2004 and thereafter. A 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1996 by approximately $16,700 and the service and interest cost components of the net periodic postretirement benefit cost for 1996 by approximately $1,300. The assumed discount rate used in determining the accumulated postretirement obligation was 7.50% at December 31, 1996 and 7.25% at December 31, 1995.

(7) Transactions with Affiliates

  Cotton States Mutual Insurance Company, through its wholly owned subsidiary, Shield Insurance Company, controls approximately 37% of the Company's outstanding common stock. Most officers and directors of the Company hold similar positions with Cotton States Mutual.

  Certain general expenses are allocated to the Company by Cotton States Mutual. These expenses, such as salaries, advertising, rents, etc., represent the Company's share of expenses initially paid by Cotton States Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $2,469,691 in 1996, $1,915,305 in 1995, and $1,790,633 in 1994. Effective January 1, 1996, the
Company and Cotton States Mutual moved their employee and agent health plans to an outside health provider. Prior to this time, coverage was provided by Cotton States Life Insurance Company. During 1995 and 1994, premiums earned on group policies with Cotton States Mutual and its agents were $1,576,074 and $1,821,114, respectively. Premiums on the Cotton States Mutual policies were based on actual claims experience plus an expense and profit allowance of 10%. At December 31, 1996 and 1995, the Company owed Cotton States Mutual $405,665 and $690,910, respectively.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

  Included in other assets are deferred software costs totaling approximately $159,000 and $464,000 in 1996 and 1995, respectively. The deferred software costs relate to various system development projects of the Company and Cotton States Mutual and are being amortized over five years. Rent, for use of the software, of approximately $448,000, $644,000, and $732,000 in 1996, 1995, and
1994, respectively, is being charged to Cotton States Mutual and Shield. The Company recorded amortization expense of approximately $342,000 in 1996 and $625,000 in 1995 and 1994.

   Certain directors of the Company are either directors or advisory directors of Gold Kist Inc. However, Gold Kist has no equity ownership in the Company.

(8) Stock Options

   The Company has various stock option plans for the Company's officers and key employees, as well as directors. Under the employee plan, options are granted to purchase up to 500,000 shares of the Company's stock at a per share price of not less than 100% of fair market value at date of grant. Under the directors' plan, options are granted based on the level of directors' fees at a per share price of 50% of fair market value at date of grant. The employee and directors' options have a term of 10 years and are not subject to any vesting requirements.  A summary of options follows:
                                                                     Weighted
                                                                     average
                                                                     exercise
                            1996    1995     1994     Option price   price
                           -------  ------  -------  -------------- -------
 Shares under option        61,382  67,912   74,740  $ 3.60-5.55     5.32
 Options exercisable        61,382  67,912   74,740    3.60-5.55     5.32
 Options granted            11,380     -         -     3.60-4.50     4.33
 Options exercised          17,910   6,828  150,280         5.55     5.55
                             =====  ======  =======

  In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight-line method over the vesting period of the awards. The Company awarded to current active executives, 17,586 and 19,546 shares of restricted stock under such plans during 1996 and 1995, respectively. The weighted average grant date fair value of such shares was $8.65 and $6.80, respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was approximately $106,000 and $53,000 in 1996 and 1995, respectively.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

   In accordance with APB Opinion No. 25, approximately $147,300 and $61,000 in compensation expense has been recorded in 1996 and 1995, respectively, for the various stock option and restricted stock awards granted in 1996 and 1995. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, the Company's net earnings and per share net earnings would have been reduced to the pro forma amounts indicated below:

                                                Years ended
                                                December 31,
                                            1996            1995
                                           ------          -------
        Net income:
        As reported                   $    4,832,577       4,070,871
        Pro forma                          4,776,458       4,014,752
        Earnings per share:
        As reported                             1.42            1.20
        Pro forma                               1.40            1.18

   The per share weighted average fair value of stock options and restricted stock granted during 1996 and 1995 was estimated using an option pricing model with the following weighted average assumptions: expected life of five years, expected dividend yield of 2.1%, risk-free interest rate of 6.0%, and an expected volatility of 30% for both years.

(9)   Statutory Financial Statements

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

  Net earnings and stockholders' equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 1996 is as follows:

                                        1996         1995         1994
                                       -------     --------     --------
 Statutory net earnings          $    2,539,179    2,147,387     748,352
                                     ==========   ==========   =========
 Statutory stockholders' equity  $   23,973,514   21,057,615  18,799,523
                                     ==========   ==========  ==========

  The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the expressed permission of the Georgia Insurance Department is obtained. Dividend payments to stockholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 1996 was approximately $20,400,000. The excess of retained earnings determined in accordance with generally accepted accounting principles over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to $2,539,179 in 1996 without approval.

(10)    Litigation
  The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

Independent Auditors' Report


The Board of Directors and Stockholders
Cotton States Life Insurance Company:


  We have audited the accompanying consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As described in note 2, effective January 1, 1994, the Company changed its method of accounting for certain investment securities.



/s/ KPMG Peat Marwick LLP
KPMG PEAT MARWICK LLP
Atlanta, Georgia
February 21, 1997






Management's Report to Stockholders of Cotton States Life Insurance
 Company and Subsidiaries

  The accompanying consolidated financial statements for Cotton States Life Insurance Company and subsidiaries ("Company") were prepared by management, which is responsible for the objectivity and integrity of these statements. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, where appropriate, are based on management's best estimates and judgements. Other financial data about the Company contained in this annual report is consistent with that presented in the consolidated financial statements.

  The Company's consolidated financial statements have been audited by independent auditors, KPMG Peat Marwick, LLP. Their role is to audit the consolidated financial statements in accordance with generally accepted auditing standards and render an independent and professional opinion on management's consolidated financial statements. The auditors' report on the Company's consolidated financial statements appears above.

  The Board of Directors, through its audit committee composed of outside directors, monitors management's financial reporting. The independent auditors have direct access to the audit committee and meet with the committee periodically to discuss the scope of each audit, the results of the audit and other matters which they believe should be brought to the committee's attention.




         J. Ridley Howard              Gary W. Meader
   ------------------------------      -----------------------------
   President and                       Chief Financial Officer
   Chief Executive Officer

Quarterly Results

  The Following is a summary of the quarterly results of operations for the three years ended December 31, 1996.

1996 quarter ended                     March 31      June 30  September 30  December 31
-------------------------------------------------------------------------------------------
Premium income                       $1,373,288    1,375,889     1,585,757    2,367,988
Mortality and expense charges earned  2,144,976    2,096,955     2,265,965    2,189,725
Net investment income, realized
  investment gains and other income   2,244,454    2,233,997     2,307,744    2,672,279
Total income                         $5,762,718    5,706,841     6,159,466    7,229,992
Benefits and expenses                $4,125,037    4,354,847     4,483,049    5,772,930
Net earnings                         $1,275,972    1,105,422     1,229,658    1,221,525
---------------------------------------------------------------------------------------------
Earnings per share of common stock   $      .37          .33           .36          .36
---------------------------------------------------------------------------------------------
1995 quarter ended                     March 31      June 30  September 30  December 31
---------------------------------------------------------------------------------------------
Premium income                       $1,906,915    1,845,851     1,862,046    2,227,783
Mortality and expense charges earned  1,614,811    1,704,283     1,941,909    1,957,943
Net investment income, realized
  investment gains and other income   2,069,235    2,012,850     2,129,451    2,602,499
Total income                         $5,590,961    5,562,984     5,933,406    6,788,225
Benefits and expenses                $4,135,594    4,204,056     4,605,037    5,603,434
Net earnings                         $1,048,446    1,021,489     1,022,798      978,138
--------------------------------------------------------------------------------------------
Earnings per share of common stock   $      .31          .30           .30          .29
--------------------------------------------------------------------------------------------
1994 quarter ended                     March 31      June 30  September 30  December 31
--------------------------------------------------------------------------------------------
Premium income                       $2,058,010    1,829,691     1,638,554    2,465,551
Mortality and expense charges earned  1,698,331    1,585,543     1,719,713    2,133,136
Net investment income, realized
  investment gains and other income   1,700,648    1,837,276     1,817,106    2,242,106
Total income                         $5,456,989    5,252,510     5,175,373    6,840,793
Benefits and expenses                $4,256,457    3,617,000     4,349,394    6,110,846
Net earnings                         $  927,770    1,151,810       620,918      602,526
--------------------------------------------------------------------------------------------
Earnings per share of common stock   $      .29          .35           .19          .18
--------------------------------------------------------------------------------------------
The fourth quarter results for the three years include participation in federally sponsored group pools as follows:


                                      1996             1995              1994
------------------------------------------------------------------------------
Premiums                            $712,170         677,928           676,912
------------------------------------------------------------------------------
Benefits                            $696,986         655,789           668,409
------------------------------------------------------------------------------
See previous discussion on Results of Operations.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       NONE.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Identification of Directors

   Each director is elected to hold office for a term of three years or until his or her successor has been duly elected and has qualified or until he or she attains the age of 72.

Terms Expiring 1997 Annual Meeting - Nominated for Re-Election
------------------------------------------------------------------------------
WILLIAM W. GASTON, III
Director Since 1973
Age 70

Mr. Gaston is Chairman of the Board of Directors of the Company. Mr. Gaston retired as the Chief Executive Officer of Gold Kist Inc., effective
December 31, 1988, and was President of Gold Kist Inc., prior to July 1, 1984. Mr. Gaston is Chairman of the Executive Committee and serves as a member of the Compensation Committee and the Investment Committee of the Board
of Directors of the Company. Mr. Gaston also serves as a director of Golden Poultry Company, Inc., Alfred C. Toepfer International of Hamburg, Germany, Gaston Development Company, Inc., Gaston & Gaston, and Gaston Properties,
Inc. Mr. Gaston shall be required to retire, effective March 1, 1998. The vacancy occurring due to the retirement of Mr. Gaston may be filled for the unexpired term by the affirmative vote of a majority of the Board of Directors remaining in office.
-----------------------------------------------------------------------------
ROBERT C. McMAHAN
Director Since 1987
Age 56

Mr. McMahan is President and Chief Executive Officer of Golden Point Group, Inc. Mr. McMahan was President and CEO of Fernbank, Inc., d/b/a Fernbank Museum of Natural History through November, 1994. Mr. McMahan was Vice Chairman of First Union National Bank of Georgia through September 1993. Mr. McMahan was Chairman, Chief Executive Officer and a director of DF Southeastern Inc., prior to January 15, 1993 and of Decatur Federal Savings & Loan Association prior to March 1, 1993, and was President of each entity prior to April, 1989. Mr. McMahan is Chairman of the Compensation Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. McMahan also serves as a director of First Union National Bank of Georgia, First Southern Bank, Nova Financial Corporation, Legacy Homes, Inc., and Golden Point Group, Inc.
------------------------------------------------------------------------------
THOMAS A. HARRIS
Director Since 1995
Age 48

Mr. Harris is the President and Chief Executive Officer of Merchant Capital Investments, Inc., a Montgomery, Alabama investment and merchant banking firm. Mr. Harris is Chairman of the Investment Committee and a member of the Executive Committee and the Audit Committee of the Board of Directors of
the Company.   Mr. Harris also serves on the Board of Directors of Corral
Southeast, American Chalkboard Company, Evergreen Industries and Eufaula
Bancorp.
-----------------------------------------------------------------------------
Terms Expiring 1998 Annual Meeting

-----------------------------------------------------------------------------
J. RIDLEY HOWARD
Director Since 1989
Age 49

Mr. Howard is President and Chief Executive Officer of the Company, Cotton States Mutual Insurance Company and Shield Insurance Company. Mr. Howard
held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee and the Investment Committee of the Board of Directors of the Company.
------------------------------------------------------------------------------
F. ABIT MASSEY
Director Since 1965
Age 69

Mr. Massey is Chairman of the Board of Directors of Gainesville Bank and Trust and is Executive Director of Georgia Poultry Federation, Inc., a trade association working to improve the competitive position of the Georgia poultry industry. Mr. Massey is a member of the Investment Committee and the Audit Committee of the Board of Directors of the Company.
-----------------------------------------------------------------------------
CAROL DREADIN CHERRY
Director Since 1996
Age 49

Ms. Cherry is President and Chairman of the Board of Shop'n Chek, Inc., an international marketing service company providing clients with information relative to the verbal and physical presentation of their products and/or services at the retail level. Ms. Cherry is a member of the Audit Committee and the Investment Committee of the Board of Directors of the Company.
-----------------------------------------------------------------------------
Terms Expiring 1999 Annual Meeting
-----------------------------------------------------------------------------
GAYLORD O. COAN
Director Since 1995
Age 61

Mr. Coan is the Chief Executive Officer of Gold Kist Inc., where he also serves as the Chairman of the Management Executive Committee. Mr. Coan is
a member of the Compensation Committee and the Audit Committee of the Board
of Directors of the Company.  Mr. Coan serves on the boards of SunTrust
Banks of Georgia, Inc., SunTrust Bank, Atlanta, Archer-Daniels-Midland Company, Georgians for Better Transportation, Golden Poultry Company Inc.,
and Alfred C. Toepfer International of Hamburg, Germany.
------------------------------------------------------------------------------
E. JENNER WOOD, III
Director Since 1991
Age 45

Mr. Wood is an Executive Vice President, Trust and Investment Services, of
SunTrust Banks, Inc.   Mr. Wood was an Executive Vice President, Trust
and Investment Management, of SunTrust Bank, Atlanta prior to October, 1993. Mr. Wood is Chairman of the Audit Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also serves as a director of Oxford Industries.
-----------------------------------------------------------------------------

Mathews D. Swift
Director Since 1997
Age 49

Mr. Swift was appointed to the board on February 26, 1997 to fill the vacancy created upon the retirement of Champney McNair. Mr. Swift is the Vice President and General Manager of W. C. Bradley Co., Real Estate Division and President of Developers-Investors, Inc., a subsidiary of W. C. Bradley Co.
Mr. Swift is a member of the Board of Directors of Swift-Illges Foundation and Northstar Industries, Inc.
------------------------------------------------------------------------------
There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election.

       OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

   During 1996, the Board of Directors held four meetings. Each director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board's committees, their present membership, and the number of meetings held by each committee during 1996 is presented below.

Audit Committee

   The Audit Committee annually reviews and recommends to the Board of Directors the firm to be engaged as independent auditors of the Company for the next calendar year, reviews the plan and results of the audit engagement with the independent auditors, inquires as to the adequacy of the Company's internal accounting controls, and considers each professional service provided by the independent auditors and whether the providing of
each service impairs the independence of the auditors.   During 1996, the
Audit Committee held three meetings.

Compensation Committee

   The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 1996, the Compensation Committee held two meetings.

Investment Committee

   The Investment Committee reviews the Company's investments and advises
the Board of Directors with respect to such investments.   During 1996,
the Investment Committee held five meetings.

Executive Committee

   The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized
to act, including the nomination of directors.   During 1996, the Executive
Committee held five meetings.

Identification of Executive Officers

   The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:


                              Year Elected
    Name              Age     as an Officer   Position or Office
  --------           -----   --------------   ----------------------
J. Ridley Howard      49         1984         President
Gary W. Meader        50         1976         Chief Financial Officer/Treasurer
Robert L. Fincher     54         1979         Senior Vice President


   Each of the foregoing executive officers has been an officer with the Company or its affiliates, Mutual and Shield, during the previous five years.

  Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.

ITEM 11.  EXECUTIVE COMPENSATION
Cash Compensation
----------------------------

                          Summary Compensation Table

                                                      Long Term Compensation
                                                      -----------------------
                          Annual Compensation                     Shares
Name and                                           Restricted   Underlying
Principal Position      Year     Salary   Bonus   Stock Awards   Options(#)
-----------------------------------------------------------------------------
J. Ridley Howard, CEO   1996   $31,250              $96,427(1)
                        1995   $30,200  $30,800     $77,139(1)        --
                        1994   $25,200  $ 3,960       --              --

   Mr. Howard's salary is prorated among the Company, Mutual and Shield based upon the premium income of each entity.

(1) The aggregate restricted stock holdings at the end of 1996 for Mr. Howard were 20,863 shares with a value of $297,298, based upon the value of the Company's common stock at the end of 1996. Dividends on stock awards are paid at the same rate as paid to all share owners. All restrictions on the 1995 grant will lapse and the shares will vest between April 23, 1998 and 2002.
All restrictions on 1996 grants will lapse and the shares will vest between February 27, 1999 and 2003.

             Aggregated Option Exercises in Last Fiscal Year
                                 and
                         FY-End Option Values

   The following table shows stock options exercised by the named executive officer during 1996, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable options as of December 31, 1996. Also reported are the values for "In-the-Money" options, which represent the positive spread between the exercise price of any such existing options and the year end price of the Common Stock of the Company.

                                                                 Value of
                                                Number of       Unexercised
                                                Unexercised     In-the-Money
                   Number of       Value        Options         Options at
                   Shares          Realized     12/31/96        12/31/96
                   Acquired on     Upon         Exercisable/    Exercisable/
Name               Exercise        Exercise     Unexercisable   Unexercisable
-----------------------------------------------------------------------------
J. Ridley Howard                                18,011/0        156,696/0


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

   The Plan provides a retirement income benefit at age 65 which is based on the employee's number of years of service (maximum 35 years) and average earnings during the five consecutive years (in the last 10 years of employment) in which the earnings are highest. Age 65 retirement benefit is derived as the sum of (a) the product of the number of years of service times
 .85% of average earnings and (b) the product of the number of years of service times .55% of "excess average earnings". Excess average earnings is the amount, if any, by which the average earnings for a participant exceeds the 35 year average maximum social security taxable wage base for all persons born in the same year as the participant. The Plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of credited service equals or exceeds 85. If the employee has not obtained 85 points at retirement, the benefits are reduced 5% for each year the retiree's age is less than 65. The Plan also contains a death benefit for the surviving spouse of an employee
(who had at least five years of credited service) which is equal to 50% of the deceased employee's accrued benefit. If the death occurs after termination from employment and prior to an early retirement date, the spouse's benefit is reduced as for early retirement income benefits. Accrued benefits under the Plan vest after the employee accrues five years of service.

Supplemental Executive Retirement Plan

   The Company adopted the Cotton States Supplement Executive Retirement
Plan ("SERP") effective January 1, 1992 in order to provide for a supplement pension plan to replace pension benefits which were affected as a result of amendments to the Internal Revenue Code of 1986, as amended ("IRC"). The SERP is an agreement between the Company and employees meeting the qualification provisions of the SERP in which the Company provides benefits in excess of the limitations on benefits imposed by the IRC regarding highly compensated employees. The SERP also replaces the pension accruals set forth under the Plan as a result of the new benefit formulas mandated by the IRC which resulted in amendments to the Plan. The SERP incorporates all of the terms and conditions of the Plan and future amendments to the Plan.


   The following table sets forth the estimated annual benefits payable upon retirement at age 65 under the plans.


  PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN INCOME
         ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

Final Average Remuneration from
the Company and Mutual for the    Years of Service with the
highest five years                   Company and Mutual
-------------------------------  -----------------------------
                                 15        20        25        30
                                 ---      ---       ---       ---
            $100,000          $21,253    28,337    35,422    42,506
            $120,000           26,253    35,004    43,755    52,506
            $140,000           31,253    41,671    52,088    62,506
            $160,000           36,253    48,337    60,422    72,506
            $180,000           41,253    55,004    68,755    82,506
            $200,000           46,253    61,671    77,088    92,506
            $250,000           58,753    78,337    97,922   117,506
            $300,000           71,253    95,004   118,755   142,506

   The benefits reflected in the preceding table are in addition to an employee's social security benefits.

   The estimated annual retirement benefits under the Plans for all executive officers of the Company as a group from the participating companies aggregate $393,605. This estimate assumes no change from 1996 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the Plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

   The Company is allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

Incentive Savings Plan

   The Company participates in the Cotton States Incentive Savings and Investment 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company's Plan. The 401(k) Plan is open to all employees that have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2% to 10% of their compensation to the 401(k) Plan. The Company will make its matching contribution based only on the first 6% of an employee compensation not to exceed a maximum contribution of $9,500 per employee. The match will be based on the return on equity for all sponsoring companies. The Company's contribution will not be less than 20% nor more than 60% of the employees contribution eligible for matching. Employees are fully vested in the Company's contribution after five years of service. Employees are not permitted to withdraw their account before age 59 1/2 except in the event of death, disability, termination of employment or financial hardship.

Incentive Stock Options

  The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMRI (the "ISO Plan"). During 1996, no options were granted under the ISO plan.

   During 1996, 17,910 options were exercised pursuant to the ISO Plan. At December 31, 1996, options to purchase 50,002 shares at $5.55 per share were outstanding.

   As of December 31, 1996, the following executive officers held options with regard to the stated number of shares:

                                         Number of
      Name                            Options (Shares)
      ---------------------        ---------------------
      J. Ridley Howard                    18,011
      Gary W. Meader                      14,008
      Robert L. Fincher                   12,207

Directors' Discounted Stock Option Plan

   The Company has a Directors' Discounted Stock Option Plan (the "DSOP").
The DSOP is designed to assist the Company in attracting, retaining and compensating highly qualified individuals who are not employees of the Company for service as members of the Board and to provide them with a proprietary interest in the common stock of the Company. The Board believes the DSOP will be beneficial to the Company and its shareholders by encouraging and enabling non-employee directors to have a personal financial stake in the Company, in addition to emphasizing their common interest with the shareholders in increasing the value of the common stock in the long term.

  The DSOP provides for automatic yearly grants of options to purchase shares of common stock of the Company to each director who elects to participate in the DSOP. Each director who is not an employee of the Company or any of its subsidiaries or affiliates may participate by filing with the Company an irrevocable election to receive the grant of a stock option in lieu of part or all of the fees which the director would have been entitled to receive for the immediately preceding year for his or her service on the Board. Options will be granted automatically on the date of the annual meeting of the Board as to any director who, prior to the date of such annual meeting, has filed with the Company the irrevocable election to participate in the DSOP.

   The number of shares of common stock of the Company subject to each option granted to a director shall be determined by dividing (I) the director's fee due to a director, by (ii) the fair market value of the common stock of the company on the date of grant, minus the option exercise price. The fair market value of the common stock of the Company under the DSOP shall be the closing price as reported on the NASDAQ National Market and the option exercise price for each option granted shall be 50% of the fair market value, on the date the option is granted, to be paid in cash by the director upon exercise. All options granted under the DSOP will expire 10 years after the date of grant, subject to DSOP provisions relating to the retirement of the director because of death, disability, or age. That portion of an option granted under the DSOP which is attributable to any portion of the directors' fees which is not earned due to termination as a director, shall automatically abate and be canceled. In the event of the death of the holder of any unexercised option, all of the holder's outstanding options will become immediately exercisable upon the date of death by his or her legal representative. No option may be exercised under the DSOP before the 12 month anniversary of the date of grant.

   A total of 150,000 shares of Company common stock is reserved for issuance under the Plan (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). Upon the exercise of an option, the Company will issue authorized but unissued shares. If an option issued under the Plan is terminated or canceled without having been exercised, the shares which were not purchased thereunder will again become available for issuance under the Plan.

   Adjustments will be made in the number of shares subject to the DSOP and in the purchase price of outstanding options in the event of any change in the number of shares of common stock of the Company outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change.

Performance Share Awards Plan

   The Company has adopted a Performance Share Awards Plan (the "PAR Plan"). The PAR Plan is designed to reward employees of the Company, its subsidiaries and affiliates for services performed on behalf of the Company, to stimulate employees' efforts on the Company's behalf, to encourage such employees to remain with the Company, and to provide them with an ownership interest in the common stock of the Company. The Board believes the PAR Plan will be beneficial to the Company and its shareholders by encouraging and enabling employees to have personal financial stake in the Company.

  The PAR Plan authorizes the Compensation Committee of the Board of Directors to grant awards of shares of common stock of the Company to regular
employees of the Company designated by the Compensation Committee.   The
Compensation Committee may grant performance share awards in shares of the common stock if the performance of the Company, or any subsidiary, division or affiliate of the Company selected by the Compensation Committee meets certain goals established by the Compensation Committee during an award period. The Compensation Committee would determine the goals, the maximum payment value of an award, and the length of an award. In order to receive payment, a recipient of a performance share award must remain in the employ of the Company until the completion of the award period, except that the Compensation Committee may provide for a partial payment where it determines that an exception is necessary or appropriate.

   An aggregate of 150,000 shares of common stock of the Company is subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.

Other Compensation

   Each executive officer is provided the use of one automobile by the Company, Mutual and Shield, but is required to reimburse the Company, Mutual and Shield for the personal use of the automobile. Three officers are reimbursed for country club dues. The Company, Mutual and Shield are allocated these expenses under the same formula on which salaries are prorated. The total cost of these expenses does not exceed 10% of any executive officer's cash compensation.

Compensation of Directors

   During 1996, no director of the Company received any remuneration from the Company in his capacity as a director except for fees, or options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors' and committee meetings. No director received cash compensation in excess of $20,400 for his services as a director during 1996. Each director, other than William W. Gaston, III and J. Ridley Howard, is paid an annual stipend of $5,000.
Mr. Gaston received an annual stipend of $10,000 in 1996. Mr. Howard did not receive an annual stipend in 1996. In addition, each director was paid $700 plus travel expenses for each meeting of directors and $550 for each committee meeting of directors attended. Each committee member receives an additional $2,000 as an annual stipend and each committee chairman receives $3,500 as an annual stipend. The aggregate directors' fees for 1996 totaled $144,676. There were no retirement benefits accrued or set aside during the year for any director for his services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $4,000 annually for periods ranging from 15 years to life after the date of retirement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners

    The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5% of the Company's common stock, as of December 31, 1996.

                                                            Percent
Name and Address                 Number of Shares Owned     of Class
-------------------------        ----------------------    -----------
Shield Insurance Company              1,272,632 (1)            37.3
244 Perimeter Center Parkway
Atlanta, Georgia  30346

Marvin Schwartz                         337,625                 9.9
605 Third Avenue
New York, New York 10158

(1) Shield Insurance Company is a wholly owned subsidiary of Mutual. The Board of Directors of Mutual is identical to the Board of Directors of the Company.

Security Ownership of Management

   The following table sets forth certain information about beneficial ownership of the Company's common stock of each director and executive officer of the Company and directors and officers as a group as of January 1, 1997. All shares are owned outright without shared voting and investment power except as set forth below.

                                 Amount and Nature of
Name of Beneficial Owner        Beneficial Ownership   Percent of Class(1)
Directors
Carol D. Cherry                          200 (2)                 N/A
Gaylord O. Coan                            0 (3)                 N/A
William W. Gaston, III                25,115                     N/A
Thomas A. Harris                         100 (4)                 N/A
J. Ridley Howard                      13,388 (5)                 N/A
F. Abit Massey                         6,805 (6)                 N/A
Robert C. McMahan                      1,125 (7)                 N/A
Mathews D. Swift                         200 (8)                 N/A
E. Jenner Wood, III                      750                     N/A

Executive Officers
Gary W. Meader                        10,799 (9)                 N/A
Robert L. Fincher                      6,410 (10)                N/A

All Officers and Directors as a Group
(17 persons)                          73,228 (11)                2.1

(1)   Less than 1% not applicable.
(2)   Does not include options to acquire 499 shares granted under the DSOP.
(3)   Does not include options to acquire 2,838 shares granted under the DSOP.
(4)   Does not include options to acquire 2,010 shares granted under the DSOP.
(5) Does not include either options to acquire 18,011 shares under ISO plan or 20,863 shares awarded under the PAR Plan that have not vested.
(6)   Does not include options to acquire 3,968 shares granted under the DSOP.
(7)   Does not include options to acquire 2,065 shares granted under the DSOP
(8)   Shares acquired after January 1, 1997.
(9) Does not include either options to acquire 14,008 shares under ISO plan or 5,753 shares awarded under the PAR Plan that have not vested.
(10) Does not include either options to acquire 12,207 shares under ISO plan or 3279 shares awarded under the PAR Plan that have not vested.
(11) Does not include either options to acquire 50,002 shares under ISO plan, which would increase the percentage of outstanding shares for all officers and directors as a group to 3.6%, or 37,132 shares awarded under the PAR plan that have not vested. Also does not include options to acquire 11,380 shares granted under the DSOP.

Changes in Control
      None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

   Shield, which is wholly owned by Mutual, owns 1,272,632 shares or 37.3% of the outstanding Common Stock of the Company. See Item 12.

   Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $2,469,691 in 1996. See Item 1.

   Gaylord O. Coan, a director of the Company, is CEO of Gold Kist Inc.
(Gold Kist), where he also serves as the Chairman of the Management Executive Committee. Gold Kist owns no stock of the Company. The Company shares offices with Mutual and Shield in a building owned by a partnership of Mutual and Gold Kist. The Company is not a partner in the partnership which owns the building and has no equity interest in the building.

   Gaylord O. Coan, a director of the Company, serves as a director of SunTrust Banks, Inc., E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Banks, Inc. SunTrust Banks, Inc., received fees from the Company in 1996 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 1996 for investment and custodial services.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.

Financial Statements

  The following consolidated financial statements and independent auditors' report have been incorporated by the reference in Part II, Item 8 of this report:

              Independent Auditors' Report
              Consolidated Balance Sheets, December 31, 1996 and 1995 Consolidated Statements of Earnings, Years ended
              December 31, 1996, 1995 and 1994
              Consolidated Statements of Stockholders' Equity, Years ended December 31, 1996, 1995 and 1994
              Consolidated Statements of Cash Flows, Years ended
              December 31, 1996, 1995 and 1994
              Notes to Consolidated Financial Statements

Financial Statement Schedules

   The following consolidated financial statement schedules and independent auditors' report thereon are included herein:

                Independent Auditors' Report on Financial Statement Schedules
                Schedule I - Consolidated Summary of Investments,
                December 31, 1996
                Schedule V - Supplementary Insurance Information,
                Years ended December 31, 1996, 1995 and 1994
                Schedule VI - Reinsurance, Years ended December 31, 1996, 1995 and 1994

   All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.


Exhibits
21.        Subsidiaries of the registrant.

23.        Consents of experts and counsel.

27.         Financial Data Schedule (for SEC only)

All other exhibits are omitted as the required documents are inapplicable.


Report on Form 8-K

   No report on Form 8-K was filed for the fourth quarter of 1996.
                                     48

The Board of Directors and Stockholders
Cotton States Life Company


Under date of February 21, 1997, we reported on the consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. Those consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in note 2 in the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for certain investment securities.


/s/KPMG Peat Marwick LLP
KPMG Peat Marwick, LLP
Atlanta, Georgia

February 21, 1997

                                                       Schedule I

                   Cotton States Life Insurance Company and Subsidiaries
                            Consolidated Summary of Investments
                                     December 31, 1996

                                                                      Amount at which
                                                                      shown on the
Type of Investments                             Cost        Value     Balance Sheet
-----------------------------                   ----       -----     ----------------
Fixed maturities, held for investment:
 Bonds:
  United States government & government
    agencies and authorities                 $ 3,119,413   3,115,001    3,119,413
  Foreign governments                          1,988,893   2,110,000    1,988,893
  Public utilities                             4,853,983   4,747,500    4,853,983
  All other corporate bonds                   10,283,494  10,424,538   10,283,494
                                              ---------- ----------   -----------

  Total fixed maturities held for investment  20,245,783  20,397,039   20,245,783

Fixed maturities, available for sale:
 Bonds:
  United States government and government
     agencies and authorities                  7,380,868    7,366,212   7,366,212
  Public utilities                            10,605,198   10,715,695  10,715,695
  All other corporate bonds                   62,085,632   62,540,342  62,540,342
                                              ----------   ----------  ----------
  Total fixed maturities available for sale   80,071,698   80,622,249  80,622,249

First mortgage loans on real estate            4,770,277    4,864,412   4,770,277

Policy loans                                   7,037,745    7,037,745   7,037,745

Short-term investments                         2,250,551    2,250,551   2,250,551
                                              ----------    ---------  ----------
    Total investments                       $114,376,054  115,171,996 114,926,605
                                             ===========  =========== ===========


                                                               Schedule V

                     Cotton States Life Insurance Company and Subsidiaries
                               Supplementary Insurance Information
                                    December 31, 1996 and 1995

                                     Deferred                   Policy
                                     Policy         Future      Claims and
                                     Acquisition    Policy      Benefits
Segment                              Costs          Benefits    Payable
-----------                          ------------   --------    -----------
At December 31, 1996
           Individual                $26,790,307    96,889,885   1,115,782
           Group                           -            45,775     203,634
                                     -----------    ----------   ---------
             Total                   $26,790,307    96,935,660   1,319,416
                                      ==========    ==========   =========

At December 31, 1995
           Individual                $24,171,011    89,459,232   1,189,936
           Group                           -            73,237     584,804
                                      ----------    ----------   ---------
             Total                   $24,171,011    89,532,469   1,774,740


                                                          Schedule V - Cont.
                       Cotton States Life Insurance Company and Subsidiaries
                                Supplementary Insurance Information
                           Years ended December 31, 1996, 1995 and 1994

                        Premium                                             Amortization
                        Income and     Net          Brokerage    Benefits   of Policy      Other
                        Other          Investment   and Other    and        Acquisition    Operating
                        Consideration  Income (1)   Income       Claims     Costs          Expenses(2)
                        -------------  ------------ -----------  ---------- -------------  -----------
Year ended December 31, 1996

  Individual insurance   $14,688,373     7,591,541               10,326,754    2,421,587    4,583,369
  Group Insurance            712,170                                696,986                    11,224
  Brokerage and
    other income                            81,172   1,785,761                                695,943
                          -----------     --------   ----------  ----------   ----------    ---------
     Total                $15,400,543    7,672,713   1,785,761   11,023,740   2,421,587     5,290,536
                           ==========     ========    ========    =========   =========     =========

Year ended December 31, 1995

  Individual insurance    $12,237,178    7,161,989                8,936,276    1,475,963    3,093,231
  Group Insurance           2,824,363                             2,705,781                    77,590
  Brokerage and
    other income                                     1,652,046                                839,181
  Unallocated corporate
    expenses                                                                                1,420,099
                            ----------   ---------   ---------    ---------    ---------    ---------
     Total                 $15,061,541   7,161,989   1,652,046   11,642,057    1,475,963    5,430,101
                            ==========   =========   =========    =========    =========    =========

Year ended December 31, 1994

  Individual insurance     $11,537,153   6,179,015                8,289,418    1,134,555    3,183,650
  Group Insurance            3,591,376                            3,460,209                   254,341
  Brokerage and
    other income                                     1,418,121                                771,496
  Unallocated corporate
    expenses                                                                                1,240,028
                            ----------   ---------   ---------    ----------   ----------   ---------
     Total                 $15,128,529   6,179,015   1,418,121    11,749,627    1,134,555   5,449,515
                             =========   =========   =========     =========     ========   =========


(1) Net investment income is allocated to the insurance segments based upon the relative cash flow of each segment. Net investment income includes realized investment gains (losses).

(2) Expenses that can be directly charged to a segment are allocated to that segment.

                                                          Schedule VI
                Cotton States Life Insurance Company and Subsidiaries
                                    Reinsurance
                     Years ended December 31, 1996, 1995 and 1994

                                                                                     Percentage
                                        Ceded to      Assumed                        of Amount
                             Gross      Other         from Other          Net        Assumed
                             Amount     Companies     Companies(1)       Amount      to Net(1)
                         -------------  ------------  -------------   ------------  -----------
Year ended December 31, 1996

Life insurance inforce  $3,533,033,000   884,504,000   705,066,000    3,353,595,000      21.0
                        --------------  ------------   -----------    -------------     -----

Premiums:
 Life insurance(2)         $17,184,822     2,661,777       712,170       15,235,215
 Accident/health insurance     205,531        40,203          -             165,328
                            ----------    ----------     ---------      -----------
  Total                    $17,390,353     2,701,980       712,170       15,400,543
                            ==========     =========       =======       ==========

Year ended December 31, 1995

Life insurance inforce  $3,257,632,000   801,111,000   639,487,000    3,096,008,000     20.7
                         -------------   -----------   -----------    -------------    ------
 Premiums:
 Life insurance(2)         $14,575,836     2,538,015       677,928       12,715,749

Accident/health insurance    2,703,434       357,642         -            2,345,792
                            ----------    ----------    ----------      -----------
     Total                 $17,279,270     2,895,657       677,928       15,061,541
                             =========     =========       =======        =========

Year ended December 31, 1994

Life insurance inforce  $2,993,085,000   722,262,000   636,132,000    2,906,955,000     21.9
                          ------------   -----------   -----------    -------------    ------
 Premiums:
  Life insurance(2)        $13,434,310     2,141,395       676,912       11,969,827
  Accident/health insurance  3,389,491       230,789         -            3,158,702
                            ----------     ---------    ----------      -----------
    Total                  $16,823,801     2,372,184       676,912       15,128,529
                            ==========     =========     =========       ==========


(1) All reinsurance assumed results from participation in federally sponsored group pools.

(2)  Includes mortality and expense charges earned on universal life contracts.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COTTON STATES LIFE INSURANCE COMPANY


William Wylie Gaston, III    02/26/97
--------------------------------------------
Chairman of Board of Directors





John Ridley Howard           02/26/97   Gary Warrington Meader     02/26/97
-------------------------------------   -----------------------------------
President and Chief Executive Officer   Chief Financial and Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Carol Dreadin Cherry         02/26/97     Francis Abit Massey       02/26/97
-------------------------------------     -----------------------------------
Director                                  Director



Gaylord Owen Coan            02/26/97     Robert Chandler McMahan    02/26/97
-------------------------------------     -----------------------------------
Director                                  Director



William Wylie Gaston, III   02/26/97      Mathews Dismuke Swift       02/26/97
-----------------------------------       ------------------------------------
Director                                  Director



Thomas Ashley Harris        02/26/97      Edward Jenner Wood, III     02/26/97
------------------------------------      ------------------------------------
Director                                  Director




John Ridley Howard          02/26/97
 -----------------------------------
Director
                                     53