Form 10-Q
period 1997-03-31
COTTON STATES LIFE INSURANCE CO /
filed 1997-05-15
CIK 25118

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended March 31, 1997
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

The Registrant, as of March 31, 1997, has 4,267,093 shares of common stock outstanding. All shares and per share amounts have been retroactively restated to reflect the April 30, 1997 five for four stock dividend.





                       PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary to a fair statement of the results for the three months ended March 31, 1997 and 1996 have been made.


                COTTON STATES LIFE INSURANCE COMPANY
           Unaudited Consolidated Condensed Balance Sheets
                March 31, 1997 and December 31, 1996


ASSETS                                                    1997           1996

Investments
   Fixed maturities, held for investment, at amortized
      cost (market value $19,927,203  in 1997 and
      $20,397,039 in 1996)                           $20,139,649   $20,245,783
   Fixed maturities, available for sale, at market
      (amortized cost $81,485,893 in 1997 and
      $80,071,698 in 1996)                            80,354,254    80,622,249
   First mortgage loans on real estate                 4,624,456     4,770,277
   Policy loans                                        7,201,656     7,037,745
   Short-term investments                              2,990,881     2,250,551

         Total investments                           115,310,896   114,926,605


Cash                                                     298,590       279,742
Accrued investment income                              1,750,076     1,791,048
Accounts receivable, principally premiums              2,446,583     2,371,562
Amount due from reinsurers                             1,879,593     2,027,229
Deferred policy acquisition costs                     27,647,943    26,790,307
Other assets                                             499,262       637,694
                                                    $149,832,943  $148,824,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
   Future policy benefits                            $98,217,251   $96,935,660
   Policy and contract claims                          1,264,697     1,319,416
Federal income taxes                                   2,189,947     2,650,383
Other liabilities                                      4,878,215     5,004,876

         Total liabilities                           106,550,110   105,910,335

Stockholders' Equity:
   Common Stock                                        4,503,469     4,503,469
   Additional paid-in capital                          1,283,969     1,283,969
   Net unrealized gains (losses) on fixed maturities
      available for sale                                (594,032)      297,609
   Retained earnings                                  39,225,098    37,964,476
   Less treasury stock, at cost, (236,376 shares in
      1997 and 236,376 in 1996)                       (1,135,671)   (1,135,671)

         Total stockholders' equity                   43,282,833    42,913,852

                                                    $149,832,943  $148,824,187



                            COTTON STATES LIFE INSURANCE COMPANY
                         Unaudited Consolidated Summary of Earnings


                                                        Three months ended
                                                             March 31,
                                                      1997             1996

Income:
     Premium income                               $1,778,758     $1,373,288
     Mortality and expense charges earned          2,317,145      2,144,976
     Investment income                             1,943,397      1,845,614
     Realized investment gains                             0         54,284
     Brokerage and other income                      377,797        344,556

           Total income                            6,417,097      5,762,718


Benefits and expenses:
     Life benefits and claims                      2,481,072      2,216,271
     A & H benefits and claims                        79,596         21,678
     Amortization of policy acquisition costs        638,805        632,005
     Operating expenses                            1,406,990      1,255,083

           Total benefits and expenses             4,606,463      4,125,037


Earnings before income tax expense                 1,810,634      1,637,681

Federal income taxes:
     Current tax expense                             267,829        277,924
     Deferred tax expense                            111,505         83,785
           Total Federal income taxes                379,334        361,709


Net Earnings                                      $1,431,300     $1,275,972


Earnings per share of common stock *                   $0.34          $0.30

Weighted average number of shares
     used in computing earnings per share          4,267,093      4,245,161

* 1997 and 1996 share and per share amounts have been adjusted for the April 30, 1997 five-for-four stock dividend.




           COTTON STATES LIFE INSURANCE COMPANY
           Unaudited Consolidated Statements of Cash Flows
           Three months ended March 31, 1997 and 1996



                                                           1997          1996
Cash flows from operating activities:
  Net Earnings                                        $1,431,300    $1,275,972
  Adjustments to reconcile net earnings to net
     cash provided from operating activities:
        Increase in policy liabilities and accruals    1,226,872     1,231,095
        Increase in deferred policy acquisition costs   (638,843)     (723,878)
        Change in Federal income taxes                    97,379       307,785
        Decrease (increase) in accounts receivable and   187,180      (162,023)
            amounts due from reinsurers
        Other, net                                        27,161       365,751

  Net cash provided from operating activities          2,331,049     2,294,702

Cash flows from investing activities:
  Purchase of fixed maturities available for sale     (3,011,444)   (8,106,411)
  Sale of fixed maturities available for sale                  0     1,009,332
  Proceeds from maturity and redemption of fixed
       maturities held for investment                    100,000       550,000
  Proceeds from maturity and redemption of fixed
       maturities available for sale                   1,576,838       876,302
  First mortgage loans originated                              0             0
  Principal collected on first mortgage loans            145,821       101,257
  Policy Loans                                          (163,911)     (224,205)
  Other, net                                             (48,498)       31,045

  Net cash provided (used) in investing activities    (1,401,194)   (5,762,680)

Cash flows from financing activities:
  Cash dividends paid                                   (170,677)     (135,842)
  Proceeds from exercise of stock options                      0         2,220

  Net cash (used) by financing activities               (170,677)     (133,622)

Net increase (decrease) in cash and cash equivalents:   $759,178   ($3,601,600)

Cash and cash equivalents:
  Beginning of period                                  2,530,293     5,496,900

  End of period                                       $3,289,471    $1,895,300


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   Liquidity and Capital Resources Operations

There have been no material changes in the Company's financial condition since December 31, 1996. As reported in the Company's Annual Report to its stockholders for the year-ended December 31, 1996, the Company does not anticipate the necessity of entering the debt or equity market in order to meet short-term obligations.


Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agents' relatives, employees of Gold Kist, Inc. ( a related party), and current mortgagees.

The geographic distribution of the loan portfolio as of March 31, 1997 and December 31, 1996 is:

           No. of Loans                                       Book Value
     03/31/97         12/31/96      State            03/31/97       12/31/96
         5                5         Alabama           275,631        313,697
         6                6         Florida           437,430        443,165
        79               81         Georgia         3,911,395      4,013,415
        90               92                         4,624,456      4,770,277


The Company has a large concentration of loans in Georgia. Because the loan-to-value ratio on delinquent loans in 45%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.



                            Results of Operations


Premium Income
Total premium income was up 30% when compared to the first quarter of 1996. The increase is attributable to increased sales of the Company's new guaranteed-issue-simplified issue and participating whole life policies.


Individual accident and health premiums are down 5% when compared to 1996.
 The Company has not written any new individual health premiums since 1988 and anticipates continued declines on this closed block of business.


Mortality and Expense Charges Earned
Universal Life contract deposits increased 4.3% from the first quarter of 1996. Mortality and expense charges earned on these deposits increased 8%. Mortality and expense charges earned on the Company's payroll deduction universal life product continue to grow as new cases are added and other inforce cases mature through re-enrollments. On an overall annual basis, the Company expects increases in the 8% to 10% range. Annuity contract deposits continue to decrease as the Company does not actively solicit annuity business.


Investment Income
Investment income was up 5% over the year earlier quarter. The increase is due to a larger investment portfolio.


Brokerage Income
The 10% increase in brokerage income over the year earlier quarter is in line with the Company's expectations with regards to the Company's subsidiaries, CSI Brokerage Services, Inc. And CS Marketing Resources, Inc. Both
Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of the receipt of the overrides.


Benefits and Operating Expenses
Ordinary benefits as a percentage of premium income and mortality and expense charges earned decreased 2% over the year earlier quarter. Traditional and universal life death benefits were approximately $175,000 higher than 1996 levels. The small amount of accident and health benefits is due to the runoff of individual accident and health that the Company ceased writing in 1988. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expenses charges and brokerage income decreased 1% from the first quarter of 1996. Continued emphasis on cost controls enables the Company to keep this ratio flat.


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

NONE


Item 3.  Defaults Upon Senior Securities

NONE


Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on April 28, 1997, the following directors were elected for three year terms expiring in 2000.

                   W. W. Gaston
                   R. C. McMahan
                   T. A. Harris

In addition, the shareholders approved an amendment to the Company's charter increasing the number of shares authorized from 5,000,000 to 10,000,000.


Item 5.  Other Information

On March 24, 1997, the Company declared a 25% stock dividend to be distributed to stockholders of record as of April 15, 1997.


Item 6.  Exhibits and Reports on Form 8-K.

NONE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COTTON STATES LIFE INSURANCE COMPANY
                            Registrant

Date:03/14/97
                            Gary W. Meader
                            Chief Financial Officer/Treasurer

Date:03/14/97
                             William J. Barlow
                             Vice President/Controller