Form 10-Q
period 1997-06-30
COTTON STATES LIFE INSURANCE CO /
filed 1997-08-12
CIK 25118

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended June 30, 1997
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

YES  __X__    NO______


The Registrant, as of June 30, 1997, has 4,266,720 shares of common stock outstanding. All shares and per share amounts have been retroactively restated to reflect the April 30, 1997 five for four stock dividend.





                 PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary to a fair statement of the results for the three months ended June 30, 1997 and 1996 have been made.


                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Condensed Balance Sheets
                       June 30, 1997 and December 31, 1996

ASSETS                                                    1997          1996

Investments
  Fixed maturities, held for investment, at amortized
    cost (market value $19,657,578  in 1997 and
    $20,397,039 in 1996)                            $19,708,416   $20,245,783
  Fixed maturities, available for sale, at market
    (amortized cost $81,962,800 in 1997 and
    $80,071,698 in 1996)                             82,205,729    80,622,249
  First mortgage loans on real estate                 4,330,555     4,770,277
  Policy loans                                        7,468,803     7,037,745
  Short-term investments                              4,184,224     2,250,551

     Total investments                              117,897,727   114,926,605

Cash                                                  1,500,204       279,742
Accrued investment income                             1,897,624     1,791,048
Accounts receivable, principally premiums             2,278,761     2,371,562
Amount due from reinsurers                            2,627,076     2,027,229
Deferred policy acquisition costs                    28,314,296    26,790,307
Other assets                                          1,104,177       637,694
                                                   $155,619,865  $148,824,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                            $99,985,153   $96,935,660
  Policy and contract claims                          1,557,422     1,319,416
Federal income taxes                                  2,869,654     2,650,383
Other liabilities                                     5,864,067     5,004,876

     Total liabilities                              110,276,296   105,910,335

Stockholders' Equity:
  Common Stock                                        4,503,096     4,503,469
  Additional paid-in capital                          1,283,969     1,283,969
  Net unrealized gains (losses) on fixed maturities
     available for sale                                 130,022       297,609
  Retained earnings                                  40,562,153    37,964,476
  Less treasury stock, at cost, (236,376 shares in
     1997 and 236,376 in 1996)                       (1,135,671)   (1,135,671)

     Total stockholders' equity                      45,343,569    42,913,852

                                                   $155,619,865  $148,824,187



                 COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Summary of Earnings


                                              Six months ended       Three months ended
                                                  June 30,                June 30,
                                              1997        1996         1997        1996

Income:
  Premium income                          $3,558,926   $2,749,177    1,780,168  $1,375,889
  Mortality and expense charges earned     4,625,194    4,241,931    2,308,049   2,096,955
  Investment income                        3,991,510    3,750,438    2,048,113   1,904,824
  Realized investment gains                   48,261       54,646       48,261         362
  Brokerage and other income               1,067,320      673,367      689,523     328,811

     Total income                         13,291,211   11,469,559    6,874,114   5,706,841


Benefits and expenses:
  Life benefits and claims                 5,108,221    4,629,785    2,627,149   2,413,514
  A & H benefits and claims                  131,804       67,662       52,208      45,984
  Amortization of policy acquisition costs 1,218,532    1,233,981      579,727     601,976
  Operating expenses                       2,922,742    2,548,456    1,515,752   1,293,373

     Total benefits and expenses           9,381,299    8,479,884    4,774,836   4,354,847


Earnings before income tax expense         3,909,912    2,989,675    2,099,278   1,351,994

Federal income taxes:
  Current tax expense                        602,369      544,459      334,540     266,535
  Deferred tax expense                       323,863       63,822      212,358     (19,963)
     Total Federal income taxes              926,232      608,281      546,898     246,572


Net Earnings                              $2,983,680   $2,381,394   $1,552,380  $1,105,422


Earnings per share of common stock *           $0.70        $0.56        $0.36       $0.26

Weighted average number of shares
  used in computing earnings per share     4,267,093    4,251,860    4,267,093   4,251,860

* 1996 share and per share amounts have been adjusted for the April 30, 1997 five-for-four stock split.




                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                    Six months ended June 30, 1997 and 1996



                                                           1997          1996
Cash flows from operating activities:
  Net Earnings                                         $2,983,679   $2,381,394
  Adjustments to reconcile net earnings to net
    cash provided from operating activities:
      Increase in policy liabilities and accruals       3,287,499    3,215,905
      Increase in deferred policy acquisition costs    (1,488,348)  (1,313,490)
      Change in Federal income taxes                      224,815       72,171
      Decrease (increase) in accounts receivable and     (307,560)    (766,067)
         amounts due from reinsurers
      Other, net                                          239,124      354,774

 Net cash provided from operating activities            4,939,209    3,944,687

Cash flows from investing activities:
 Purchase of fixed maturities held for investments              0   (1,495,781)
 Purchase of fixed maturities available for sale       (7,546,941) (11,133,129)
 Sale of fixed maturities available for sale            3,973,090    1,009,332
 Proceeds from maturity and redemption of fixed
    maturities held for investment                        525,000    1,050,000
 Proceeds from maturity and redemption of fixed
    maturities available for sale                       1,641,489    4,537,449
 First mortgage loans originated
 Principal collected on first mortgage loans              439,722      412,119
 Policy Loans, net                                       (431,058)    (229,605)
 Other, net                                                     0       62,671

 Net cash provided (used) in investing activities      (1,398,698)  (5,786,944)

Cash flows from financing activities:
 Cash dividends paid                                     (386,376)    (306,520)
 Proceeds from exercise of stock options                        0       99,400

 Net cash (used) by financing activities                 (386,376)    (207,120)

Net increase (decrease) in cash and cash equivalents:  $3,154,135  ($2,049,377)

Cash and cash equivalents:
 Beginning of period                                    2,530,293    5,496,900

 End of period                                         $5,684,428   $3,447,523



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


Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agents' relatives, employees of Gold Kist, Inc. ( a related party), and current mortgagees.

The geographic distribution of the loan portfolio as of June 30, 1997 and December 31, 1996 is:


       No. of Loans                             Book Value
06/30/97          12/31/96     State       06/30/97     12/31/96
    6                 5       Alabama       443,697     $313,697
    7                 6       Florida       523,688      443,165
   70                81       Georgia     3,363,170    4,013,415
   83                92                  $4,330,555   $4,770,277

The Company has a large concentration of loans in Georgia. Because the loan-to-value ratio on delinquent loans is 48%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.


          Results of Operations

Premium Income
Total premium income was up 29% when compared to the second quarter of 1996. The increase is attributable to increased sales of the Company's new guaranteed-issue-simplified issue and participating whole life policies.

Individual accident and health premiums are flat when compared to 1996. The Company has not written any new individual health premiums since 1988 and anticipates continued declines on this closed block of business.


Mortality and Expense Charges Earned
Universal Life contract deposits increased 4.3% year to date. Mortality and expense charges earned on these deposits increased 9% year to date and 10% for the second quarter. Mortality and expense charges earned on the Company's payroll deduction universal life product continue to grow as new cases are added and other inforce cases mature through re-enrollments. On an overall annual basis, the Company expects increases in the 8% to 10% range. Annuity contract deposits continue to decrease as the Company does not actively solicit annuity business.


Investment Income
Investment income was up 7.5% over the year earlier quarter. The increase is due to a larger investment portfolio and favorable market conditions.


Brokerage and Other income
Brokerage and other income increased 59% year to date and 120% for the second quarter of 1997. As previously discussed in the Company's annual Report to Stockholders, CSI Brokerage Services, in conjunction with Cotton States Mutual Insurance Company, finalized a contract to transfer management of Mutual's multi-peril crop and crop hail insurance to Blakely Crop Hail, a Kansas based company. Through a brokerage agreement with Blakely, CSI Brokerage Services will receive an override commission based on premium volume generated by Cotton States Mutual's multi-line exclusive agents.


At June 30, 1997 approximately $336,00 of gross income has been realized under this agreement. This equates to approximately $200,000 after tax or $.05 per share. This agreement will continue to have a positive impact on Company earnings for the remainder of 1997 when compared to previous quarters.

Excluding this effect, brokerage and other income is up 8% year to date which is in line with the Company's expectations for both CSI Brokerage Services and CS Marketing Resources, Inc. Both Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the overrides.


Benefits and Operating Expenses
Ordinary benefits as a percentage of premium income and mortality and expense charges earned decreased 7% over the year earlier quarter. Year to date traditional and universal life death benefits were approximately $65,000 higher than 1996 levels. The small amount of accident and health benefits is due to the runoff of individual accident and health that the Company ceased writing in 1988. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expenses charges and brokerage income decreased 6% from the year earlier quarter. Without the effect of the additional brokerage commission previously discussed, the decrease for the second quarter was 3%. Continued emphasis on cost controls enables the Company to keep this ratio relatively flat.


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

                                          COTTON STATES LIFE INSURANCE
                                          COMPANY
                                          Registrant

Date:     07/10/97                        Gary W. Meader
                                          Chief Financial Officer/Treasurer

Date:     07/10/97                        William J. Barlow
                                          Vice President/Controller