Form 10-Q
period 1997-09-30
COTTON STATES LIFE INSURANCE CO /
filed 1997-11-14
CIK 25118

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


               Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the quarter ended September 30, 1997
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


YES   X     NO______


The Registrant, as of September 30, 1997, has 4,267,343 shares of common stock outstanding. All shares and per share amounts have been retroactively restated to reflect the April 30, 1997 five for four stock dividend.




              PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary to a fair statement of position at September 30, 1997 and December 31, 1996 and statement of results for the nine months ended September 30, 1997 and 1996 have been made.


                   COTTON STATES LIFE INSURANCE COMPANY
              Unaudited Consolidated Condensed Balance Sheets
                September 30, 1997 and December 31, 1996


ASSETS                                                     1997        1996

Investments
Fixed maturities, held for investment, at amortized
   cost (market value $18,315,152 in 1997 and
   $20,397,039 in 1996)                             $18,129,957   $20,245,783
Fixed maturities, available for sale, at market
   (amortized cost $86,465,967 in 1997 and
   $80,071,698 in 1996)                              88,075,946    80,622,249
First mortgage loans on real estate                   4,225,669     4,770,277
Policy loans                                          7,594,408     7,037,745
Short-term investments                                4,374,791     2,250,551

      Total investments                             122,400,771   114,926,605

Cash                                                    216,614       279,742
Accrued investment income                             1,837,901     1,791,048
Accounts receivable, principally premiums             1,443,883     2,371,562
Amount due from reinsurers                            2,708,432     2,027,229
Deferred policy acquisition costs                    28,712,082    26,790,307
Refundable Federal Income Taxes                         406,242       100,439
Other assets                                          1,139,516       537,255
                                                   $158,865,441  $148,824,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                           $102,125,100   $96,935,660
  Policy and contract claims                          1,349,608     1,319,416
Deferred Federal income taxes                         3,396,027     2,650,383
Other liabilities                                     4,489,350     5,004,876

      Total liabilities                             111,360,085   105,910,335

Stockholders' Equity:
  Common Stock                                        4,503,096     4,503,096
  Additional paid-in capital                          1,283,745     1,283,969
  Net unrealized gains on fixed maturities
    available for sale                                  874,478       297,609
  Retained earnings                                  41,976,718    37,964,849
  Less treasury stock, at cost,(235,753 shares in
    1997 and 236,376 in 1996)                        (1,132,681)   (1,135,671)

      Total stockholders' equity                     47,505,356    42,913,852

                                                   $158,865,441  $148,824,187



                             COTTON STATES LIFE INSURANCE COMPANY
                          Unaudited Consolidated Summary of Earnings


                                            Nine months ended       Three months end
                                              September 30,           September 30,
                                            1997         1996       1997        1996

Income:
  Premium income                          $5,528,270  $4,334,934   1,969,344  $1,585,757
  Mortality and expense charges earned     7,106,874   6,507,896   2,481,680   2,265,965
  Investment income                        6,013,521   5,663,378   2,022,011   1,912,940
  Realized investment gains                   50,505     105,776       2,244      51,130
  Brokerage and other income               1,623,525   1,017,041     556,205     343,674

        Total income                      20,322,695  17,629,025   7,031,484   6,159,466


Benefits and expenses:
  Life benefits and claims                 7,969,595   7,265,548   2,861,374   2,635,763
  A & H benefits and claims                  182,496     110,100      50,692      42,438
  Amortization of policy acquisition costs 2,014,582   1,825,233     796,050     591,252
  Operating expenses                       4,223,390   3,762,052   1,300,648   1,213,596

        Total benefits and expenses       14,390,063  12,962,933   5,008,764   4,483,049


Earnings before income tax expense         5,932,632   4,666,092   2,022,720   1,676,417

Federal income taxes:
  Current tax expense                        935,613     781,333     333,244     236,874
  Deferred tax expense                       385,438     273,707      61,575     209,885
        Total Federal income taxes         1,321,051   1,055,040     394,819     446,759


Net Earnings                              $4,611,581  $3,611,052  $1,627,901  $1,229,658


Earnings per share of common stock *           $1.08       $0.85       $0.38       $0.29

Weighted average number of shares
  used in computing earnings per share     4,266,763   4,256,938   4,266,763   4,256,938

* 1996 share and per share amounts have been adjusted for the April 30, 1997 five-for-four stock split.



                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996


                                                           1997         1996
Cash flows from operating activities:
  Net Earnings                                          $4,611,581   $3,611,052
  Adjustments to reconcile net earnings to net
     cash provided from operating activities:
        Increase in policy liabilities and accruals      5,219,632    4,865,157
        Increase in deferred policy acquisition costs   (2,043,932)  (1,932,665)
        Change in Federal income taxes                      79,635      353,056
        Decrease (increase) in accounts receivable and
            amounts due from reinsurers                    246,476     (529,282)
        Other, net                                        (649,113)     444,969

  Net cash provided from operating activities            7,464,279    6,812,287

Cash flows from investing activities:
  Purchase of fixed maturities held for investments              0   (1,495,781)
  Purchase of fixed maturities available for sale      (12,577,589) (16,158,364)
  Sale of fixed maturities available for sale            3,973,090    1,009,332
  Proceeds from maturity and redemption of fixed
       maturities held for investment                    2,115,827    1,575,581
  Proceeds from maturity and redemption of fixed
       maturities available for sale                     2,210,230    5,987,328
  First mortgage loans originated                         (237,000)           0
  Principal collected on first mortgage loans              781,608      531,278
  Policy Loans, net                                       (556,663)    (317,726)
  Other, net                                              (515,724)      90,865

  Net cash (used) in investing activities               (4,806,221)  (8,777,487)

Cash flows from financing activities:
  Cash dividends paid                                     (599,712)    (477,197)
  Proceeds from exercise of stock options                    2,766       99,400

  Net cash (used) by financing activities                 (596,946)    (377,797)

Net increase (decrease) in cash and cash equivalents:    $2,061,112 ($2,342,997)

Cash and cash equivalents:
  Beginning of period                                    2,530,293    5,496,900

  End of period                                         $4,591,405   $3,153,903



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

Investments

Since December 31, 1996, there has not been a material change in the mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 95% of the holdings at September 30, 1997 are rated "A" or better.

Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. For the past five years, the Company has granted loans only to employees (excluding officers and directors), agents, agents' relatives, employees of Gold Kist, Inc. ( a related party), and current mortgagees.


The geographic distribution of the loan portfolio as of September 30, 1997 and December 31, 1996 is:


   No. of Loans                             Book Value
09/30/97 12/31/96     State            09/30/97      12/31/97
 5             5     Alabama            264,437       313,697
 6             6     Florida            424,444       443,165
71            81     Georgia          3,536,788     4,013,415
82            92                      4,225,669     4,770,277


The Company has a large concentration of loans in Georgia. Because the loan-to-value ratio on delinquent loans is 47%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

Results of Operations

Premium Income
Total premium income was up 28% year to date and 24% for the third quarter of 1997. The increase is attributable to increased sales of the Company's new guaranteed-issue simplified-issue and participating whole life policies.
The Company has contracted with over 1000 independent agents to market these products across the Southeast. During 1997, the Company has expanded its multi-line exclusive agency distribution system into Kentucky and Tennessee.

Individual accident and health premiums are flat when compared to 1996. The Company has not written any new individual health premiums since 1988 and anticipates continued declines on this closed block of business.

Mortality and Expense Charges Earned
Universal Life contract deposits increased 6% year to date. Mortality and expense charges earned on these deposits increased 9% year to date and 10% for the third quarter. Mortality and expense charges earned on the Company's payroll deduction universal life product continue to grow as new cases are added and other inforce cases mature through re-enrollments. On an overall annual basis, the Company expects increases in the 8% to 10% range. Annuity contract deposits continue to decrease as the Company does not actively solicit annuity business.

Investment Income
Investment income was up 6% over the year earlier quarter and year to date. The increase is due to a larger investment portfolio and favorable market conditions.

Brokerage and Other Income
Brokerage and other income increased 60% year to date and 62% for the third quarter of 1997. As previously discussed in the Company's Annual Report to Stockholders, CSI Brokerage Services, a subsidiary of the Company, in conjunction with Cotton States Mutual Insurance Company, finalized a contract to transfer management of Mutual's multi-peril crop and crop hail insurance to Blakely Crop Hail, a Kansas based company. Through a brokerage agreement with Blakely, CSI Brokerage Services will receive an override commission based on premium volume generated by Cotton States Mutual's multi-line exclusive agents.


At September 30, 1997 approximately $478,000 of gross income has been realized under this agreement. This equates to approximately $287,000 after tax or $.07 per share. This agreement will continue to have a positive impact on Company earnings for the remainder of 1997 when compared to previous quarters.

Excluding this effect, brokerage and other income is up 12% year to date which is in line with the Company's expectations for both CSI Brokerage Services and CS Marketing Resources, Inc. Both Companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the timing of receipt of the overrides.

Benefits and Operating Expenses
Ordinary benefits as a percentage of premium income and mortality and expense charges earned decreased 4% over the year earlier quarter and year to date. Year to date traditional and universal life death benefits were comparable to 1996 levels. The small amount of accident and health benefits is due to the runoff of individual accident and health that the Company ceased writing in 1988. Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expenses charges and brokerage income decreased 1% from the year earlier quarter. Without the effect of the additional brokerage commission previously discussed, the percentage for the third quarter was flat. Continued emphasis on cost controls enables the Company to keep this ratio relatively stable.

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

                            COTTON STATES LIFE INSURANCE COMPANY
                            Registrant

Date  11/12/97
                            Gary W. Meader
                            Chief Financial Officer/Treasurer

Date  11/12/97
                            William J. Barlow
                            Vice President/Controller