Form 10-K
period 1997-12-31
COTTON STATES LIFE INSURANCE CO /
filed 1998-03-31
CIK 25118

                    Securities and Exchange Commission
                         Washington, D. C. 20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended                     Commission File Number 2-39729
December 31, 1997
                     Cotton States Life Insurance Company
	   -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Georgia                              58-0830929
-----------------------	              		  -------------------
(State of incorporation                   (I.R.S.  Employer
 and jurisdiction)                        Identification No.)


244 Perimeter Center Parkway, N.E., Atlanta, Georgia            30346
-----------------------------------------------------	      ---------
 (Address of principal executive offices)                    (Zip code)

         Registrant's telephone number, including area code: (770)39l-8600
                                  	                 				      ------------
         Securities registered pursuant to Section 12(b) of the Act:

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

    YES    X                 NO
	------            -------
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable to the registrant and is not contained herein.

                    [ X  ]

The aggregate market value of voting stock held by non-affiliates was $65,663,906 based on the closing price of $15.63 on January 30, 1998, as reported on the NASDAQ National Market.

As of January 31, 1998, there were 6,400,875 shares of registrant's common stock outstanding.


The Exhibit Index is located on Page 46 .

The total number of pages in this document is 54 .






                             Cross-Reference Sheet

    Caption                     Page No.


ITEM  1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM  2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . .  7

ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  7

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .  7

ITEM  5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .  8

ITEM  6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .  8

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . 10

ITEM  7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . 13

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . 14

ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . 35

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY . . . . . . 36

ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . 39

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . 44

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . 45

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . 46




				      2


                                   PART I

ITEM 1. BUSINESS
GENERAL

Cotton States Life Insurance Company (the "Company") was organized under the
laws of the State of Georgia in 1955.   The Company is currently licensed to
transact business in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

The Company currently markets only individual life insurance, payroll deduction life insurance, guaranteed-simplified issue life insurance and individual annuities. The Company ceased writing new individual accident and health insurance policies in 1988. The Company wrote group insurance only for its employees and agents through January 1, 1996.

In July of 1989, the Company formed CSI Brokerage Services, Inc. ("CSI"). CSI brokers insurance products for the Company's exclusive agents not offered by the Company's affiliated property and casualty companies.

In November of 1989, the Company acquired 60 percent of the outstanding common stock of Cotton States Marketing Resources, Inc. ("CSMRI"). During 1992, the Company acquired the remaining 40percent of CSMRI stock. CSMRI brokers through the Company's exclusive agents other insurance companies' life and accident and health products not underwritten by the Company.

Year 2000 Computer Compliance

All of the Company's major computer systems became Year 2000 compliant on January 1, 1998. Two minor systems were not converted, and they will be replaced in1998 by third party software which is Year 2000 compliant. The cost of the conversion had and will have an immaterial effect on the Company's earnings. The Company is monitoring third party companies, i.e., companies in which its subsidiaries receive override commissions, for Year 2000 compliance. At this time, the Company is not aware of any third parties on whom it depends for computer processing who will not be Year 2000 compliant; however, should certain third parties fail to become Year 2000 compliant, it could negatively affect the Companies earnings.
                                      3

Financial Information About Industry Segments


Business Segments:
The Company's products can be grouped into two major segments, individual life insurance and brokerage operations. For purposes of this summary operating profit excludes income taxes.

                                           1997           1996        1995
Individual insurance:                     ------         ------      ------
 Premiums:
    Life                              $ 7,341,176     5,825,424     4,808,860
    Accident and health                   174,483       165,328       209,372
                                   					---------     ---------     ---------
   Total premium income                  7,515,659     5,990,752     5,018,232
 Mortality and expense charges          9,430,814     8,697,621     7,218,946
 Net investment income                  7,918,667     7,484,596     6,987,699
 Realized investment gains                110,699       106,945       139,438
				                                   	---------     ---------     ---------
      Total revenue                    24,975,839    22,279,914    19,364,315

 Policyholder benefits                 11,214,540    10,326,754     8,936,276
 Operating expenses                     7,453,464     7,004,956     5,989,293
                            				       ----------    ----------    ----------
      Total benefits and expenses      18,668,004    17,331,710    14,925,569
	                     			              ----------    ----------    ----------

    Operating profit                    6,307,835     4,948,204     4,438,746
                            				       ----------    ----------    ----------

Brokerage:
 Brokerage revenue                      3,141,695     1,785,761     1,652,046
 Investment income                        137,733        81,172        34,852
                                   					---------     ---------     ---------

      Total revenue                     3,279,428     1,866,933     1,686,898
                                   					---------     ---------     ---------

 Operating expenses                     1,047,407       695,943       839,181
                                   					---------     ---------     ---------

      Operating profit                  2,232,021     1,170,990       847,717
                                   					---------     ---------     ---------

Combined operating profit               8,539,856     6,119,194     5,286,463
 Group insurance results                  (62,762)        3,960        40,992
 Earnings before Federal income taxes $ 8,477,094     6,123,154     5,327,455
                           				        ==========    =========     =========

                                      4

Narrative Description of Business Segments

Individual Life

The major forms of individual life insurance presently offered by the Company include universal life, guaranteed issue and simplified issue whole life, graded premium whole life, participating whole life, annuities, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability income riders.

Unless the need for a medical examination is indicated by the application or an investigation, the Company writes individual life insurance without requiring blood and specimen in the following maximum amounts:

         Age Group                Maximum Insurance

           0-17                      $100,000
          18-45                        74,000
          46-50                        50,000
          51 and over                  24,000


Substandard life insurance risks are accepted by the Company at increased rates, which are determined on an actuarial basis that the Company believes will adequately compensate it for the additional risk involved. The Company's retention of substandard policies varies with its classification of the risk and age of the insured, but in no event exceeds $100,000 on any life through age 65 or $35,000 for issue ages over 65. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain suitable reinsurance. The Company requires a medical examination on the majority of all substandard risks. As of December 31, 1997, less than
3.5 percent of the Company's individual life premiums and mortality and expense charges were represented by substandard risks.

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

The Company presently retains, with respect to individual life policies, no more than $100,000 of insurance on any one life, which may be reduced, depending upon the age and the physical classification of the insured. All accidental death riders are 100 percent reinsured. As of December 31, 1997, the aggregate amount of individual life insurance in force ceded by the Company under its various reinsurance treaties totaled $936,616,000.

The following tabulation sets forth information pertaining to the Company's individual life insurance in-force for the three years ended December 31, 1997:

                                             1997         1996       1995

In-force ($000 omitted)                  $3,843,875    3,531,398   3,255,762
Reinsurance ceded ($000 omitted)            936,616      884,504     801,111
In-force net of reinsurance               ---------    ---------   ---------
     ($000 omitted)                       2,907,259    2,646,894   2,454,651
                                   					  ---------    ---------   ---------
Number of policies in-force                  65,677       57,736      52,041
					                                     ---------    ---------   ---------
Average size of policy in-force              59,000       61,000      63,000
Ratio of voluntary terminations           ---------    ---------   ---------
     to mean of insurance in-force            11.75%       11.21%      12.24%

                                      5
Brokerage

The Company owns two brokerage subsidiaries, CSI and CSMR. CSI provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company's multi-line agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite, such as non-standard auto insurance, crop hail insurance, multi-peril insurance, mobile home insurance, poultry house insurance and flood insurance.

Thirty-nine percent of the CSI's revenues come from overrides on the sale of non-standard auto insurance through one carrier. The Company believes that it could easily find a new carrier should that need arise. Thirty- six percent of the Company's gross revenue comes from overrides on the sale of crop hail and multi-peril insurance through one carrier. The Company has nine years remaining on a contract with this carrier.

CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, group life and health insurance.
Through CSMR the Company has contracted with 1,400 independent agents to write the Company's guaranteed-simplified issue life insurance.


Agency Force

The Company offers its insurance through multi-line exclusive agents who also write all lines of property and casualty insurance for Cotton States Mutual Insurance Company ("Mutual") and its subsidiary, Shield Insurance Company ("Shield"). See Item 13 of this report for an explanation of the relationship between the Company, Mutual and Shield. Because its agents write all major lines of insurance, the Company's commission rates are less than the prevailing industry rate. Approximately 261 multi-line exclusive agents are under contract to the Company, Mutual and Shield, and are paid on a commission basis. The Company's multi-line exclusisve agents are distributed as follows:

                  No. Agents    State

                     46         Alabama
                     25         Florida
                    164         Georgia
                     21         Kentucky
                      5         Tennessee

The Company has 1,400 independent agents to sell its whole life guaranteed issue-simplified issue policy and brokerage products.


Regulation

The Company, like other insurance companies, is subject to regulation and supervision by the states in which it transacts business. The insurance laws of these states confer upon supervisory authorities broad administrative powers relating to (I) the regulation and revocation of licenses to transact business, (ii) the regulation of trade practices, (iii) the licensing of agents, (iv) the approval of the form and content of policies and advertising,
(v) the depositing of securities for the benefit of policyholders, (vi) the type and amount of investments permitted, and (vii) the maintenance of specified reserves and capital for the protection of policyholders. In general, insurance laws and regulations are designed primarily to protect policyholders rather than shareholders.
                                      6

The Company is also required under these laws to file detailed annual reports with the supervisory agencies in each of the states in which it does business. Under the rules of the National Association of Insurance Commissioners, the Company's records are examined periodically by one or more of the state supervisory agencies.


Employees

In addition to its principal officers, the Company shares approximately 109 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employee's salaries, either based upon the Company's premium income in relation to the premium income of Mutual and Shield or to actual time expended on each company's affairs. The Company and its subsidiaries have 34 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its employee relations are good.


Competition

The Company operates in a highly competitive industry. It competes with a large number of stock and mutual insurance companies. Larger stock and mutual companies may have a competitive advantage in that they have greater financial and human resources that enable them to offer more diversified lines of coverage, develop new products faster, and develop economies of scale.

Mutual companies may also have an additional advantage compared to stock insurers because all of their profits accrue to the policyholders. Furthermore, the Company's annuities compete with annuities offered by banks, thrifts, brokerage firms and other financial institutions. Many of these institutions enjoy a competitive advantage in that they do not incur commission costs.


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


ITEM 2.  PROPERTIES

The Company, Mutual and Shield occupy offices located at 244 Perimeter Center Parkway, Atlanta, Georgia. The building is owned by a general partnership composed of Mutual and Gold Kist Inc. ("Gold Kist"). The Company has no ownership interest in the partnership. The facility consists of a three-story office building containing approximately 260,000 square feet of space of which the Company, Mutual and Shield share approximately 90,000 square feet. Rental expense is allocated to the Company based on its proportionate share of square footage occupied.
                                      7

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable.


             PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.
Common Stock Data

On January 1, 1998, there were approximately 1,250 stockholders of the Company's common stock. The stock (symbol CSLI) is traded over-the-counter. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:

                            Stock Price        Dividend
                         High        Low       Declared
                     			 ----       ----       --------
1997

    First Quarter       $7.69       6.69         .027
    Second Quarter      11.00       6.31         .033
    Third Quarter       11.50       9.75         .033
    Fourth Quarter      15.44      11.18         .033


1996
    First Quarter       $5.60       4.80         .021
    Second Quarter       6.40       5.20         .027
    Third Quarter        6.67       5.54         .027
    Fourth Quarter       7.80       5.60         .027



ITEM 6.  SELECTED FINANCIAL DATA.

                    Ten-Year Selected Financial Data

                                1997           1996        1995         1994        1993
As of December 31
Total assets                   $165,337,309  148,824,187  139,381,979  124,412,468  116,237,515
                               ------------  -----------  -----------  -----------  -----------
Total liabilities              $115,941,296  105,910,335   99,694,942   90,855,648   85,285,402
                               ------------  -----------  -----------  -----------   ----------
Total stockholders' equity     $ 49,396,013   42,913,852   39,687,037   33,556,820   30,952,113
                               ------------  -----------  -----------  -----------   ----------
Book value per share                 $ 7.72         6.71         6.23         5.28         5.10
                                     ------         ----         ----         ----         ----
Closing price per share              $15.25         7.60         4.80         3.63         3.20
Years ended December 31              ------         ----         ----         ----         ----
Premium income                 $  8,189,370    6,702,922    7,842,595    7,991,806    8,005,457
                               ------------    ---------    ---------    ---------    ---------
                                      8
Mortality and expense
    charges earned             $  9,430,814    8,697,621    7,218,946    7,136,723    5,529,950
                               ------------    ---------    ---------    ---------    ---------
Net investment income, realized
    investment gains, brokerage
    and other revenue          $ 11,308,794    9,458,474    8,814,035    7,597,136    7,271,267
                               ------------    ---------    ---------    ---------    ---------
Total revenue                  $ 28,928,978   24,859,017   23,875,576   22,725,665   20,806,674
                               ------------   ----------   ----------   ----------   ----------
Benefits and expenses          $ 20,451,884   18,735,863   18,548,121   18,333,697   18,149,664
                               ------------   ----------   ----------   ----------   ----------
Net earnings                   $  6,304,558    4,832,577    4,070,871    3,303,024    2,435,355
                               ------------   ----------   ----------   ----------   ----------
Basic net earnings per share   $        .99          .76          .64          .54          .40
                               ------------   ----------   ----------   ----------   ----------
Diluted net earnings per share $        .96          .74          .63          .51          .39
                               ------------   ----------   ----------   ----------   ----------
Dividends per share            $       .126         .102         .072         .060         .051
                               ------------   ----------   ----------   ----------   ----------

Note: All share and per share amounts have been adjusted for the following stock splits*.

       October 1995   five-for-four
       April 1997     five-for-four
       January 1998   three-for-two


     1992          1991          1990         1989         1988
  111,133,117    102,258,764    94,837,003   89,058,288   80,680,249
  -----------    -----------    ----------   ----------   ----------
   82,346,176     75,210,219    68,395,286   62,061,677   55,993,144
  -----------    -----------    ----------   ----------   ----------
   28,786,941     27,048,545    26,441,717   26,996,611   24,687,105
  -----------    -----------    ----------   ----------   ----------
        4.74            4.46          4.20         4.19         3.83
       -----           -----         -----        -----        -----
        2.77            2.77          3.09         3.31         2.29
       -----           -----         -----        -----        -----

    9,671,662      9,444,004     8,778,515    8,559,692    8,027,527
    ---------      ---------     ---------    ---------    ---------

    4,803,708      4,314,299     3,962,877    2,992,291    2,912,562
    ---------      ---------     ---------    ---------    ---------

    7,111,110      7,069,597     6,291,331    6.575,258    6,257,920
    ---------      ---------     ---------    ---------    ---------
   21,586,480     20,827,900    19,032,723   18,127,241   17,198,009
   ----------     ----------    ----------   ----------   ----------
                                      9

   19,122,882     19,182,874    17,027,478   15,913,687   14,459,976
   ----------     ----------    ----------   ----------   ----------
    2,108,597      1,292,026     1,655,245    2,506,426    2,429,623
   ----------     ----------    ----------   ----------   ----------

          .33            .21           .26          .39          .37
   ----------     ----------    ----------   ----------   ----------
          .33            .20           .25          .38          .37
   ----------     ----------    ----------   ----------   ----------
         .068           .119          .119         .103         .103
   ----------     ----------    ----------   ----------   ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

Liquidity and Capital Resources

Premiums, mortality and expense charges, and investment income are the Company's major sources of cash flow used to meet its short-term and long-term cash requirements.

The Company's short-term obligations consist primarily of operating expenses and policyholder benefits. The Company has been able to meet these funding requirements out of operating cash and cash equivalents. The Company does not anticipate that it will become necessary to sell long-term investments to meet short-term obligations.

The Company's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. The Company believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin to finance future growth without a major entry into the debt or equity markets.

Investment Securities and Securities Available for Sale

Following is a summary of fixed maturities held for investment and available for sale by rating class:

                        HELD FOR INVESTMENT            AVAILABLE FOR SALE
                       12/31/97     12/31/96       12/31/97         12/31/96
                       --------     --------       --------         --------
   U. S. Government  $ 1,497,025   3,119,413      29,728,865      29,458,220
   A or better        16,607,415  17,126,370      55,898,026      48,953,029
   Baa2 or better        -            -            6,264,380       2,211,000
                      ----------  ----------      ----------      ----------
                     $18,104,440  20,245,783      91,891,271      80,622,249
                     -----------  ----------      ----------      ----------

In 1995, the Company provided loss provisions of approximately $300,000 for U.S. Government agency derivative securities whose decline in value was deemed to be other than temporary. These securities were U.S. Government agency securities whose principal repayments were linked to the valuation of foreign currencies. The last security matured in 1996.

Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will loan no more than 80 percent of the value on residential loans and no more than 75 percent of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors), agents, agent's relatives, employees of Gold Kist and current mortgagees.

The geographic distribution of the loan portfolio is:

         No of Loans          State                   Book Value
  12/31/97     12/31/96                         12/31/97      12/31/96
       5          5          Alabama         $    259,155      313,697
       6          6          Florida              418,326      443,165
      70         81          Georgia            3,538,481    4,013,415
      --         --                             ---------    ---------
      81         92                            $4,215,962    4,770,277
                                          						=========    =========
The loan-to-value ratio on delinquent loans is 35 percent, the Company does not anticipate any loss should it choose to foreclose.  The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.

Policy Loans
All policy loans are secured by the cash surrender value of the policies.


Short-term Investments
All short-term investments are in U.S. Treasury Bills.

                         Results of Operations
Premium Income:
Premium income on traditional life contracts has increased 26 percent, 21 percent, and 17 percent for 1997, 1996, and 1995 respectively. The increases came from the sales of the Company's guaranteed issue and simplified issue whole life policies. The Company has contracted with over 1400 independent agents to market this product across the Southeast. During 1997, the Company has expanded its multi-line exclusive agency in Kentucky to 21 agents and started expansion into Tennessee with 5 agents.

Individual accident and health premiums were $174,483, $165,328 and $209,372
in 1997, 1996 and 1995 respectively.   In 1988, the Company ceased writing new
individual accident and health policies.

The Company anticipates that premium income from this line will remain flat.

Effective January 1, 1996, the Company and Cotton States Mutual moved its employee and agent health plans to an outside health provider. Premiums received in 1995 from these groups were $2,136,420. In 1997 and 1996 the only group premium the Company earned were group life premiums received from participation in the Federal employee and servicemen pools. The earnings effect from participation in these pools is not material.

Mortality and Expense Charges Earned:
Mortality and expense charges earned on universal life contracts increased 8 percent, 20 percent and 1 percent in 1997, 1996 and 1995, respectively. Mortality and expense charges earned on the Company's payroll deduction universal life product continue to grow as new cases are added and other in force cases mature through re-enrollments. On an overall annual basis, the Company expects increases in the 8 percent and 10 percent range.

Investment Income:
Investment income increased 6 percent, 8 percent and 10 percent  in 1997, 1996
and 1995, respectively.   The increases are due to larger investment
portfolios. Fluctuations in interest rates on new investments account for the variance in yearly increases.


Realized Investment Gains:
Realized investment gains during the past three years resulted primarily from the sale of bonds. The Company anticipates that future gains will be approximately $120,000 per year.


Brokerage and Other Income:
CSI Brokerage Services provides the Company with commission income from brokerage agreements with property and casualty insurance carriers. These carriers supply the Company's multi-line agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite. CSI earned $1,236,114 in 1997, $561,555 in 1996 and $438,707 in
1995. In late 1996, CSI in conjunction with its property and casualty affiliate, finalized a contract to transfer management of its property and casualty affiliate's multi-peril crop and crop hail insurance to Blakely Crop Hail, a Kansas-based company. Through a ten year brokerage agreement with Blakely, CSI will receive an override commission based on premium volume generated by sales of multi-peril crop and crop hail insurance sold by its multi-line exclusive agents. During 1997, approximately $780,000 of revenue was realized under this agreement. This equates to approximately $468,000 after tax or $.07 per share diluted. CSI also received approximately $854,000 in revenue from one nonstandard auto insurance writer. Another subsidiary, Cotton States Marketing Resources, Inc. provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life
and health products that the Company does not want to underwrite.   Marketing
Resources earned $305,086 in 1997, $320,148 in 1996 and $183,010 in 1995.  The
decline in Marketing Resources earnings in 1997 resulted from the utilization of all of its tax loss carry forwards.

Benefits:
Individual benefits as a percentage of individual life premiums and mortality and expense charges were 66 percent, 66 per cent and 70 percent for 1997, 1996 and 1995, respectively. The Company expects the ratio to range between 65 percent and 70 percent.

Individual accident and health benefits as a percentage of accident and health premiums were 130 percent, 123 percent and 19 percent for 1997, 1996 and 1995, respectively. Even though experience on this line improved in 1995, the Company anticipates that even with rate increases, the loss ratio on this closed block of business will continue to be in the 110-130 percent range.

Operating Expenses:
Operating expenses and amortization of policy acquisition costs as a percentage of total premium income, mortality and expense charges, and brokerage income were 41 percent, 45 percent and 41 percent for 1997, 1996 and 1995, respectively. The increase in 1996 was due to the elimination of $2,136,000 of group health premiums received from the Company's agents and employees in 1995. Even though the ratio increased it did not have an adverse impact on the Company's earnings.

Federal Income Taxes:
The effective tax rates were 26 percent for 1997, 21 percent for 1996 and 24 percent for 1995. The effective tax rate increased in 1997 because Marketing Resources utilized all of its tax loss carry forwards in 1997. The Company anticipates that future tax rates will range from 27 per cent to 30 percent.

Quarterly Results:
Quarterly earnings may fluctuate significantly during the year. These fluctuations are due primarily to irregular claims occurrences and the timing of certain investment transactions.


Inflation:
Prolonged inflation can adversely affect insurance operations. Expenses tend to increase while premiums are generally fixed for the life of the policy. Real and nominal interest rates have fluctuated considerably over the years, causing major swings in investments' market values and their income growth. In an effort to control these effects, management is continuing to emphasize cost control and to invest in short-term and intermediate-term investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not hold any derivative financial instruments or derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  Consolidated Balance Sheets

                                                             December 31,
                      Assets                              1997          1996
Investments:                                              ----          ----
 Fixed maturities, held for investment, at amortized
  cost                                                $ 18,104,440   20,245,783
 Fixed maturities, available for sale, at fair value    91,891,271   80,622,249
 First mortgage loans on real estate                     4,215,962    4,770,277
 Policy loans                                            7,976,103    7,037,745
 Short-term investments                                  3,755,294    2,250,551
                                                       -----------  -----------
    Total investments                                  125,943,070  114,926,605
                                                       ===========  ===========

Cash                                                     1,303,739      279,742
Accrued investment income                                1,928,498    1,791,048
Amounts receivable, principally premiums                 3,242,432    2,371,562
Amount due from reinsurers                               2,376,473    2,027,229
Deferred policy acquisition costs                       29,842,783   26,790,307
Refundable Federal income taxes                            166,460      100,439
Other assets                                               533,854      537,255
                                                       -----------  -----------
       $                                               165,337,309  148,824,187
                                                       ===========  ===========
        Liabilities and Shareholders' Equity

Policy liabilities and accruals:
 Future policy benefits                               $104,269,283   96,935,660
 Policy claims and benefits payable                      1,356,308    1,319,416
                                                       -----------   ----------
    Total policy liabilities and accruals              105,625,591   98,255,076

Federal income taxes - deferred                          3,920,376    2,650,383
Other liabilities                                        6,395,329    5,004,876
                                                       -----------  -----------
    Total liabilities                                  115,941,296  105,910,335
                                                       -----------  -----------
Shareholders' equity:
 Common stock of $1 par value.  Authorized 10,000,000
  shares; issued 6,754,504 shares                        6,754,504    6,754,504
 Additional paid-in capital                              1,283,745    1,283,969
 Net unrealized gains on fixed maturities available
  for sale                                               1,285,556      297,609
 Retained earnings                                      41,204,889   35,713,441
 Less treasury stock, at cost (353,629 shares in
  1997 and 354,563 shares in 1996)                      (1,132,681)  (1,135,671)
                                                        -----------  -----------
    Total shareholders' equity                           49,396,013  42,913,852
                                                        ----------- -----------

                                                     $  165,337,309 148,824,187
                                                        =========== ===========
See accompanying notes to consolidated financial statements.

     COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

              Consolidated Statements of Earnings


                                                     Years ended December 31,

                                                     1997          1996         1995
                                                   --------      --------     --------
Revenues:
 Premium income:
  Life                                          $  8,014,887    6,537,594     5,496,803
  Accident and health                                174,483      165,328     2,345,792
                                                   ---------    ---------     ---------
    Total premium income                           8,189,370    6,702,922     7,842,595

 Mortality and expense charges                     9,430,814    8,697,621     7,218,946
 Net investment income                             8,056,400    7,565,768     7,022,551
 Realized investment gains                           110,699      106,945       139,438
 Brokerage income                                  3,141,695    1,785,761     1,652,046
                                                  ----------   ----------    ----------
    Total revenues                                28,928,978   24,859,017    23,875,576
                                                  ----------   ----------    ----------
Benefits and expenses:
 Life benefits and claims                         11,713,161   10,820,516     9,450,073
 Accident and health benefits and claims             227,428      203,224     2,191,984
 Amortization of deferred policy acquisition costs 2,271,407    2,421,587     1,475,963
 Other operating expenses                          6,239,888    5,290,536     5,430,101
                                                  ----------   ----------    ----------
    Total benefits and expenses                   20,451,884   18,735,863    18,548,121
                                                  ----------   ----------    ----------
    Earnings before Federal income taxes           8,477,094    6,123,154     5,327,455
                                                  ----------   ----------    ----------
Federal income taxes:
 Current                                           1,515,393    1,101,651       579,650
 Deferred                                            657,143      188,926       676,934
                                                   ---------    ---------     ---------
    Total Federal income taxes                     2,172,536    1,290,577     1,256,584
                                                   ---------    ---------     ---------
    Net earnings                                $  6,304,558    4,832,577     4,070,871
                                                   =========    =========     =========
    Basic net earnings per share of
       common stock                             $        .99          .76           .64
                                                        ----         ----          ----
    Diluted net earnings per share of
       common stock                             $        .96          .74           .63
                                                        ----         ----          ----
Weighted average number of shares used in
 computing basic earnings per share (note 1)       6,400,145    6,389,277     6,362,867
                                                   =========    =========     =========

See accompanying notes to consolidated financial statements.

           COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

              Consolidated Statements of Shareholders' Equity


                                                        Years ended December 31,
                                                      1997         1996        1995

Common stock - balance at beginning and
 end of year                                   $  6,754,504     6,754,504    6,754,504
                                                  ---------     ---------    ---------
Additional paid-in capital:
 Balance at beginning of year                     1,283,969     1,292,207    1,295,922
 Treasury shares issued                                (224)       (8,238)      (3,715)
                                                  ---------     ---------    ---------
 Balance at end of year                           1,283,745     1,283,969    1,292,207
                                                  ---------     ---------    ---------
Net unrealized gains (losses) on fixed maturities
 available for sale:
  Balance at beginning of year                      297,609     1,354,897   (1,128,107)

  Change in unrealized gains (losses):
    Unrealized gains (losses) during year         1,802,499    (1,998,408)   4,137,852
    Deferred (taxes) benefit                       (612,850)      679,655   (1,106,869)
    Deferred acquisition cost adjustment           (201,702)      261,465     (547,979)
                                                  ---------     ---------    ---------
  Change in unrealized gains (losses), net          987,947    (1,057,288)   2,483,004
                                                    -------     ---------    ---------
  Balance at end of year                          1,285,556       297,609    1,354,897
                                                  ---------      --------    ---------
Retained earnings:
 Balance at beginning of year                    35,713,441    31,528,739   27,919,431
 Net earnings                                     6,304,558     4,832,577    4,070,871
 Dividends of $.126 per share in 1997,
  $.102 in 1996, and $.072 in 1995                 (813,110)     (647,875)    (461,563)
                                                 -----------   ----------   ----------
 Balance at end of year                          41,204,889    35,713,441   31,528,739
                                                 -----------   ----------   ----------
Treasury stock:
 Balance at beginning of year                    (1,135,671)   (1,243,310)  (1,284,930)
 Cost of shares issued (934 shares in 1997,
  33,578 shares in 1996, and 12,802 shares
  in 1995)                                            2,990       107,639       41,620
                                                  ---------     ---------    ---------
 Balance at end of year                          (1,132,681)   (1,135,671)  (1,243,310)
                                                  ---------     ---------    ---------
     Total shareholders' equity (note 9)        $49,396,013    42,913,852   39,687,037
                                                 ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows


                                                          Years ended December 31,
                                                      1997           1996         1995
Cash flows from operating activities:
 Net earnings                                    $  6,304,558     4,832,577     4,070,871
 Adjustments to reconcile net earnings to net
  cash provided from operating activities:
    Increase in policy liabilities and accruals     7,370,515     6,947,867     5,166,399
    Increase in deferred policy acquisition costs  (3,254,178)   (2,357,831)   (2,765,527)
    Change in Federal income taxes                    591,122       (62,877)      726,385
    (Increase) decrease in amounts receivable
     and amounts due from reinsurers               (1,220,114)     (436,785)      922,436
    Other, net                                      1,567,988      (543,860)    1,828,589
      Net cash provided from operating              ---------       -------     ---------
        activities                                 11,359,891      8,379,091    9,949,153
                                                   ----------      ---------    ---------
Cash flows from investing activities:
 Purchase of fixed maturities held for investment          --     (1,495,780)          --
 Purchase of fixed maturities available for sale  (18,827,126)   (22,109,575) (33,550,517)
 Sale of fixed maturities available for sale        5,508,045      3,483,374   20,469,828
 Proceeds from maturities of fixed maturities
  held for investment                               2,118,719      1,856,816    1,780,728
 Proceeds from maturity and redemption of
  fixed maturities available for sale               3,765,544      7,027,662    2,876,731
 First mortgage loans originated                     (312,000)      (102,000)    (346,600)
 Principal collected on first mortgage loans          866,315        756,195      838,753
 Net increase in policy loans                        (938,358)      (361,791)    (132,203)
 Other, net                                          (201,946)       147,875     (101,106)
      Net cash used in investing activities        (8,020,807)   (10,797,224)  (8,164,386)
                                                   ----------     ----------    ---------
Cash flows from financing activities:
 Cash dividends paid                                 (813,110)      (647,875)    (461,563)
 Sale of treasury stock                                 2,766         99,401       37,905
                                                      -------        -------      -------
      Net cash used in financing activities          (810,344)      (548,474)    (423,658)
                                                      -------        -------      -------
      Net increase (decrease) in cash and
        cash equivalents                            2,528,740     (2,966,607)   1,361,109

Cash and cash equivalents:
 Beginning of year                                  2,530,293      5,496,900    4,135,791
                                                    ---------      ---------    ---------
 End of year                                     $  5,059,033      2,530,293    5,496,900
Supplemental disclosures of cash paid during        =========      =========    =========
 the year - income taxes                         $  1,292,128      1,353,651      530,000
                                                    =========      =========    =========
See accompanying notes to consolidated financial statements.

     COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
               December 31, 1997, 1996, and 1995


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

     Deferred Policy Acquisition Costs
     The costs of acquiring most new individual life business are deferred and amortized with interest over the premium-paying period of the related policies. For traditional life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions as used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract's annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $5,526,000 in 1997, $4,780,000 in 1996, and $4,241,000
     in 1995.

     Cash and Cash Equivalents
     For purposes of presenting its statements of cash flows, the Company considers all short-term investments to be cash equivalents. Short-term investments have maturity dates of less than three months.

     Investments
     The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities.

     Fixed maturities held for investment are stated at amortized cost. Fixed maturities available for sale are stated at fair value. The cost of securities sold is determined by the identified certificate method.
     First mortgage loans are stated at their aggregate unpaid balance.
     Policy loans are stated at their aggregate unpaid balance and short-term investments are stated at cost.

     Investments deemed to have a loss in value, which is other than temporary, are written down to their estimated net realizable value. Unrealized gains and losses on fixed maturities available for sale are accounted for as direct increases or decreases in stockholders' equity, net of deferred taxes and amounts attributable to the Company's universal life and annuity products.

                 COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
		    Notes to Consolidated Financial Statements


     Income Taxes
     The Company and CSI Brokerage Services, Inc. and Cotton States Marketing Resources, Inc. file a consolidated Federal income tax return.

     Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings Per Share
     Basic earnings per share are based on the weighted average number of common shares outstanding adjusted for the following stock splits effected in the form of a stock dividend.

              January 20, 1998      Three-for-two
              April 30, 1997        Five-for-four
              October 16, 1995      Five-for-four

 The following table summarizes information relating to the calculation of basic and diluted earnings per share of common stock:

                                          Year ended December 31,
                       1997                 1996                1995
                      Income         Shares        Income       Shares       Income       Shares
                    (Numerator)  (Denominator)  (Numerator) (Denominator) (Numerator) (Denominator)

Basic EPS          $ 6,304,558      6,400,145    4,832,577     6,389,277    4,070,871    6,362,867
Effect of dilutive securities:
  Options                   -          82,023            -        59,037            -       37,378
  Restricted stock          -          94,068                     69,609            -       36,643

Diluted EPS        $ 6,304,558      6,576,236    4,832,577     6,517,923    4,070,871    6,436,888

Stock-Based Compensation
The Company accounts for its various stock-based compensation in accordance with the provisions set forth in SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant or alternatively, continue to apply the provisions of Accounting Principles Board (APB) Opinion No.
25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock-based grants as if the fair value-based method had been applied as defined in SFAS No. 123. In accordance with APB Opinion No. 25, compensation expense is recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

The Company has elected to continue to apply the provisions set forth in APB Opinion No. 25 and follow the disclosure provisions of SFAS No. 123. See note 8 for further information.
                                      20

            COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS
No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items recorded directly in equity under SFAS No. 115. SFAS No. 130 is effective for financial statements for interim and annual periods beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997. The Company is assessing the standards of SFAS No. 131 for disclosure in its 1998 financial statements.
                                      21


     COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


(2) Investments
    The amortized cost and estimated market values of investments in debt securities as of December 31, 1997 and 1996 are as follows:

                                                 1997
                                               Gross      Gross       Estimated
                                Amortized   unrealized  unrealized     fair
                                   cost       gains      losses        value
Held for investment:
U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies              $  1,497,025     32,975        -       1,530,000
Debt securities issued by
    foreign governments          1,990,736    129,264        -       2,120,000
Corporate securities            14,616,679    353,595     (11,630)  14,958,644
                                ----------    -------     --------  ----------
     Total                    $ 18,104,440    515,834     (11,630)  18,608,644
                                ==========    =======     ========  ==========

Available for sale:
U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies              $  4,387,336     71,489        -       4,458,825
Corporate securities            59,748,584  1,623,073  (84,602)     61,287,055
Mortgage-backed securities      25,402,301    752,133   (9,043)     26,145,391
                                ----------  ---------  -------      ----------
     Total                    $ 89,538,221  2,446,695  (93,645)     91,891,271
                                ==========  =========  =======      ==========
                                               1996
                                             Gross       Gross       Estimated
                                Amortized   unrealized  unrealized     fair
                                  cost        gains      losses       value
Held for investment:
U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies              $  3,119,413     18,774  (23,186)      3,115,001
Debt securities issued by
    foreign governments          1,988,893    121,107       -        2,110,000
Corporate securities            15,137,477    215,306 (180,745)     15,172,038
                                ----------    -------  -------      ----------
     Total                    $ 20,245,783    355,187 (203,931)     20,397,039
                                ==========    =======  =======      ==========
Available for sale:
U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies              $  7,380,868     38,727  (53,383)      7,366,212
Corporate securities            51,021,099    721,105 (578,175)     51,164,029
Mortgage-backed securities      21,669,731    458,829  (36,552)     22,092,008
                                ----------  --------- --------      ----------
     Total                    $ 80,071,698  1,218,661 (668,110)     80,622,249
                                ==========  =========  =======      ==========

                                      22

                 COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements


The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized    Estimated
                                                   cost       fair value

 Held for investment:
      Due in one year or less                 $  1,501,619     1,505,000
      Due after one year through five years      9,051,249     9,390,143
      Due after five years through 10 years      7,551,572     7,713,501
                                                ----------    ----------
       Total                                  $ 18,104,440    18,608,644
                                                ==========    ==========

                                                  Amortized   Estimated
                                                   cost      fair value

 Available for sale:
      Due after one year through five years   $  20,556,256   21,084,265
      Due after five years through 10 years      33,527,546   34,373,215
      Due after 10 years                         10,052,118   10,288,400
      Mortgage-backed securities                 25,402,301   26,145,391
                                                 ----------   ----------
       Total                                  $  89,538,221   91,891,271
                                                 ==========   ==========

Bonds with amortized cost of approximately $1,800,000 at December 31, 1997 were on deposit with state regulatory authorities in accordance with statutory requirements.
                                      23

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Realized and unrealized gains and losses on investments for the years ended December 31, were as follows:

                                                1997       1996      1995
Realized gains (losses) on sales and
   redemptions of investments:
    Fixed maturities held for investment:
     Gross gains                           $        _      1,041         -
     Gross losses                             (18,719)      (581)        -
      Net realized gains (losses)             (18,719)       460         -

     Fixed maturities available for sale:
      Gross gains                             129,418    133,069   452,383
      Gross losses                                  -    (26,584) (312,945)
                                              -------    -------   -------
       Net realized gains                     129,418    106,485   139,438
                                              -------    -------   -------
       Total                                  110,699    106,945   139,438
                                              -------    -------   -------
Changes in unrealized gains (losses):
     Fixed maturities held for investment     352,948   (693,042) 3,145,389
     Fixed maturities available for sale    1,802,499 (1,998,408) 4,137,852
                                            =========  =========  =========
        Net unrealized gains (losses)       2,155,447 (2,691,450) 7,283,241
                                            ---------  ---------  ---------
        Total realized and unrealized
           gains (losses)                  $2,266,146 (2,584,505) 7,422,679
                                            =========  =========  =========

The Company wrote down certain securities to current market value in 1995 by recognizing losses of $300,000. In 1996, these securities were sold and a corresponding net gain of $51,200 was recognized.

Details of net investment income are as follows:

                                              1997         1996        1995

Investment income:
    Fixed maturities held for investment  $ 1,244,735   1,395,312   1,504,117
    Fixed maturities available for sale     5,917,054   5,371,791   4,627,543
    First mortgage loans                      395,235     429,312     498,084
    Policy loans                              527,493     480,635     434,184
    Short-term investments                    285,267     257,926     298,553
                                            ---------   ---------   ---------
    Total investment income                 8,369,784   7,934,976   7,362,481

    Less investment expenses                  313,384     369,208     339,930
                                              -------     -------     -------
     Net investment income                $ 8,056,400   7,565,768   7,022,551
                                            =========   =========   =========

                                      24
             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

The estimated fair values and carrying value of the Company's financial instruments at December 31, 1997 and 1996 are the same except for investment securities which are detailed in footnote 2 and mortgage loans as follows:

                           Mortgage loans
                      Carrying         Fair
                       amount          value

 1997              $  4,215,962     4,325,740
 1996              $  4,770,277     4,864,411
                      =========     =========
                                      25

       COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


(4) Future Policy Benefits and Reinsurance

    The composition of future policy benefits, and the significant assumptions used in their development are as follows:

                     Future policy                               Assumptions
                   benefits            Years
Line of business    1997       1996    of issue  Interest rates          Mortality         Withdrawals
                  ($000 omitted)
Life:
  Individual      $  4,273     4,401   l956-65       4%             l955-60 Basic Table    Company
                                                                    Select and Ultimate    experience

  Individual         8,892     9,030   l966-79      6.5% -  5% (A)  Same as above          Same as above

  Individual         5,490     5,510   l980-88      7.5% -  6% (A)  l965-70 Basic Table    Same as above
                                                                    Select and Ultimate

  Individual         7,761     5,550   1989-96      7.5% -  6% (A)  1975-80 Basic Table    Same as above
                                                                    Select and Ultimate

  Individual         3,789     3,688   Various      3.5% -  2.5%    Statutory                   -

  Annuities and
   universal life   74,012    68,701   Various      6.25% - 4.5%    Accumulated
                                                                    account value               -

  Group                  5         5   Various            -         Unearned premiums           -
                   104,222    96,885

Accident and health -                                                    -                      -
  individual             47       51   Various       3%

   Total future
    policy
    benefits     $  104,269   96,936
                    =======   ======
(A) Interest rates are graded to the ultimate rate in 25 years.

                                      26

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

                                        1997          1996         1995
					                                   ----          ----         ----
 Premium income:
      Direct premiums            $    8,816,115     7,102,032    8,248,692
      Reinsurance assumed               666,034       712,170      677,928
      Reinsurance ceded              (1,292,779)   (1,111,280)  (1,084,025)
                                      ---------     ---------    ---------
       Net premium income        $    8,189,370     6,702,922    7,842,595
                                      =========     =========    =========
 Mortality and expense charges:
      Direct charges             $   11,249,640    10,288,322    8,804,143
      Reinsurance ceded              (1,818,826)   (1,590,701)  (1,585,197)
                                      ---------     ---------    ---------
       Net mortality and expense
          charges                $    9,430,814     8,697,621    7,218,946
                                      =========     =========    =========
 Benefits and claims:
      Reinsurance assumed        $      641,005       696,986      655,789
                                       =======        =======      =======
      Reinsurance ceded          $    4,149,310     2,756,838    1,475,011
                                      =========     =========    =========
                                      27

           COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(5) Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 1997 and 1996 is composed of the tax-effected temporary differences related to the following amounts:

                                                           1997        1996
 Deferred tax assets:                                     ------      ------
       Deferred policy acquisition costs - tax        $ 1,330,770   1,230,104
       Life insurance reserves                          4,697,802   4,458,050
       Unearned mortality and expense charges             709,504     713,282
       Postretirement health benefits liability           105,759     107,815
       Deferred compensation                              139,869      71,060
       Capital loss carryforward                          129,012     231,005
       Other, net                                          93,255      26,644
                                                           ------      ------
           Total deferred tax assets                    7,205,971   6,837,960

       Valuation allowance                                     --     (81,000)
           Net deferred tax assets                      7,205,971   6,756,960
                                                        ---------   ---------
     Deferred tax liabilities:
       Fixed maturities available for sale                808,803     187,894
       Deferred policy acquisition costs - financial
           statements                                  10,237,548   9,131,128
       Due and unpaid premiums                             58,112      70,382
       Other, net                                          21,884      17,939
                                                           ------      ------
           Total deferred tax liabilities              11,126,347   9,407,343
                                                       ----------   ---------
           Net deferred tax liability                 $ 3,920,376   2,650,383
                                                        =========   =========

SFAS No. 109, Accounting for Income Taxes, specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled "policyholders' surplus" created by Federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled "shareholders' surplus." The balance in the "policyholders' surplus" account at December 31, 1997 was $4,203,000. The balance in the "shareholders' surplus" account at December 31, 1997 was $34,938,000. The Company does not anticipate any of the "policyholders' surplus" account becoming taxable in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
                                      28

                COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


Federal income tax expense is less than amounts determined by multiplying earnings before Federal income taxes by the Federal tax rate of 35 percent. The reason for such difference and the tax effect of each are as follows:

                                                     1997      1996      1995

 Federal income tax expense at statutory rate $2,966,983   2,143,104 1,864,609
 Special deductions available to small life
      insurance companies                       (565,318)  (547,625)  (610,107)
 Net gains of subsidiaries not currently
      includable                                 (70,068)   (80,552)   (64,054)
 Change in valuation allowance                   (81,000)  (169,000)   (50,000)
 Tax rate differential                                --         --    134,214
 Surtax exemption                                (66,617)   (42,928)   (34,481)
 Other, net                                      (11,444)   (12,422)    16,403
                                                 --------   --------   --------
       Total Federal income taxes             $2,172,536  1,290,577  1,256,584
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

                                                    1997    1996      1995

 Service cost                                   $    351      350    8,124
 Interest cost                                    13,631   10,883   22,000
 Amortization of unrecognized gain                (6,741)  (9,370)    (997)
                                                  -------  -------  -------
       Net periodic postretirement benefit cost $  7,241    1,863   29,127
                                                   =====    =====   =======
The following table sets forth the plan's funded status reconciled with the amount shown in the Company's balance sheet at December 31, 1997 and 1996:

                                                      1997          1996

      Accumulated postretirement benefit obligation:
        Retirees                                    $184,642       180,396
        Other active participants                     12,458        10,269
           Accumulated postretirement benefit        -------       -------
             obligation in excess of plan assets     197,100       190,665

      Unrecognized net gain                          113,956       126,438
                                                     -------       -------
           Accrued postretirement benefit cost      $311,056       317,103
                                                     =======       =======
                                      29

               COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


The postretirement benefit obligation was determined by application of the terms of the plan using relevant actuarial assumptions. Health care costs are projected to increase at annual rates ranging from 0 percent in 1998 up to 5 percent in 2004 and thereafter. A 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1997 by approximately $17,500 and the service and interest cost components of the net periodic postretirement benefit cost for 1997 by approximately $1,300. The assumed discount rate used in determining the accumulated postretirement obligation was 7.25 percent at December 31, 1997 and 7.50 percent at December 31, 1996.

(7) Transactions with Affiliates

Cotton States Mutual Insurance Company, through its wholly owned subsidiary, Shield
Insurance Company, controls approximately 34 percent of the Company's outstanding common stock. Most officers and directors of the Company hold similar positions with Cotton States Mutual.

Certain general expenses are allocated to the Company by Cotton States Mutual. These expenses, such as salaries, advertising, rents, etc., represent the Company's share of expenses initially paid by Cotton States Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $2,467,408 in 1997, $2,469,691 in 1996, and $1,915,305 in
1995. Effective January 1, 1996, the Company and Cotton States Mutual moved their employee and agent health plans to an outside health provider. Prior to this time, coverage was provided by Cotton States Life Insurance Company. During 1995, premiums earned on group policies with Cotton States Mutual and its agents were $1,576,074. Premiums on the Cotton States Mutual policies were based on actual claims experience plus an expense and profit allowance of 10 percent. At December 31, 1997 and 1996, the Company owed Cotton States Mutual $1,064,682 and $405,665, respectively.

Included in other assets are deferred software costs relating to various system development projects of the Company and Cotton States Mutual that were amortized over five years, and were fully amortized as of December 31, 1996. Rent for use of the software of approximately $106,216, $448,000, and $644,000 in 1997, 1996, and 1995, respectively, has been charged to Cotton States
Mutual and Shield. The Company recorded amortization expense of approximately $-0- in 1997, $342,000 in 1996, and $625,000 in 1995.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements


(8)  Stock Options

The Company has various stock option plans for the Company's officers and key employees, as well as directors. Under the employee plan, options may be granted to purchase up to 937,500 shares of the Company's stock at a per share price of not less than 100 percent of fair market value at date of grant. Under the directors' plan, options are granted based on the level of directors' fees at a per share price of 50 percent of fair market value at date of grant. The employee and directors' options have a term of 10 years and are not subject to any vesting requirements. The weighted- average remaining contractual life on options outstanding at December 31, 1997 is four years. The weighted-average grant date fair value of options granted during 1997 and 1996 was $8.24 and $4.53, respectively.

A summary of options follows:

                                                                     Weighted-
                                                                     average
                                                                     exercise
                          1997     1996       1995   Option price    price
                          ----     ----       ----   ------------    ---------
Shares under option    128,124   115,067    127,327  $ 1.92-3.80     2.94
Options exercisable    128,124   115,067    127,327    1.92-3.80     2.94
Options granted         13,991    21,318         --    1.92-3.80     2.90
Options exercised          934    33,578     12,802         2.96     2.96

In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight- line method over the vesting period of the awards. The Company awarded 24,459, 32,966, and 36,643 shares of restricted stock under such plans during 1997, 1996, and 1995, respectively. The weighted-average grant date fair value of such shares was $7.43, $4.50, and $3.63, respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was approximately $151,000, $106,000, and $53,000 in 1997, 1996, and, 1995, respectively.

In accordance with APB Opinion No. 25, approximately $204,000 and $147,300 in compensation expense has been recorded in 1997 and 1996, respectively, for the various stock option and restricted stock awards granted in 1997 and 1996. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, the Company's net earnings and basic net earnings per share would have been reduced to the pro forma amounts indicated below:

                                        Years ended December 31,
                                      1997         1996        1995
Net income:
   As reported                  $ 6,304,558     4,832,577    4,070,871
   Pro forma                      6,218,558     4,776,458    4,014,752

Basic net earnings per share:
   As reported                        .99           .76         .64
   Pro forma                          .97           .75         .63

Diluted net earnings per share:
   As reported                        .96           .74         .63
   Pro forma                          .95           .73         .62
                                      31

            COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted average assumptions: expected life of five years for options and three years for restricted stock for all years, expected dividend yield of 2.1 percent for all years, risk-free interest rate of 5.5 percent for 1997 grants and 6.0 percent for 1996 and 1995 grants, and an expected volatility of 52 percent for 1997 grants and 30 percent for 1996 and 1995 grants.

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

Net earnings and shareholders' equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 1997 are as follows:

                                     1997        1996        1995

Statutory net earnings         $  2,488,573   2,539,179    2,147,387
                                  =========   =========   ==========
Statutory shareholders' equity $ 27,393,213  23,977,514   21,057,615


The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10 percent of statutory surplus, unless the expressed permission of the Georgia Insurance Department is obtained. Dividend payments to shareholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 1997 was approximately $22,500,000. The excess of retained earnings determined in accordance with generally accepted accounting principles over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to $2,488,573 in 1998 without approval.

(10)Litigation

The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

Independent Auditors' Report



The Board of Directors and Shareholders
Cotton States Life Insurance Company:


We have audited the accompanying consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.






/s/KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Atlanta, Georgia
February 24, 1998


Management's Report to Shareholders of Cotton States Life Insurance Company and Subsidiaries

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





         J. Ridley Howard              Gary W. Meader, CPA
         =====================         =======================
         Chairman of the Board,        Chief Financial Officer
          President and
         Chief Executive Officer





Quarterly Results
The Following is a summary of the quarterly results of operations for the three years ended December 31, 1997.

1997 quarter ended                          March 31    June 30   September 30   December 31
--------------------------------------------------------------------------------------------
Premium income                             $1,778,758  1,780,168     1,969,344     2,661,100
Mortality and expense charges earned        2,317,145  2,308,049     2,481,680     2,323,940
Net investment income, realized
  investment gains and other income         2,317,194  2,785,897     2,580,460     3,621,243
Total revenue                              $6,417,097  6,874,114     7,031,484     8,606,283
Benefits and expenses                      $4,606,463  4,774,836     5,008,764     6,061,821
Net earnings                               $1,431,300  1,552,380     1,627,901     1,692,977
Basic earnings per share of common stock   $      .22        .24           .26           .27
Diluted earnings per share of common stock $      .22        .23           .25           .26
--------------------------------------------------------------------------------------------
1996 quarter ended                          March 31    June 30   September 30   December 31
--------------------------------------------------------------------------------------------
Premium income                             $1,373,288  1,375,889     1,585,757     2,367,988
Mortality and expense charges earned        2,144,976  2,096,955     2,265,965     2,189,725
Net investment income, realized
  investment gains and other income         2,244,454  2,233,997     2,307,744     2,672,279
Total revenue                              $5,762,718  5,706,841     6,159,466     7,229,992
Benefits and expenses                      $4,125,037  4,354,847     4,483,049     5,772,930
Net earnings                               $1,275,972  1,105,422     1,229,658     1,221,525
--------------------------------------------------------------------------------------------
Basic earnings per share of common stock    $     .20        .18           .19           .19
Diluted earnings per share of common stock $      .20        .17           .19           .18
--------------------------------------------------------------------------------------------
1995 quarter ended                          March 31    June 30   September 30   December 31
--------------------------------------------------------------------------------------------
Premium income                             $1,906,915  1,845,851     1,862,046     2,227,783
Mortality and expense charges earned        1,614,811  1,704,283     1,941,909     1,957,943
Net investment income, realized
  investment gains and other income         2,069,235  2,012,850     2,129,451     2,602,499
Total revenue                              $5,590,961  5,562,984     5,933,406     6,788,225
Benefits and expenses                      $4,135,594  4,204,056     4,605,037     5,603,434
Net earnings                               $1,048,446  1,021,489     1,022,798       978,138
--------------------------------------------------------------------------------------------
Basic earnings per share of common stock   $      .17        .16           .16           .15
Diluted earnings per share of common stock $      .16        .16           .16           .15
--------------------------------------------------------------------------------------------
Earnings per share amounts have been adjusted for the April 1997 and January
1998 five-for four and three-for-two stock splits, respectively.

The fourth quarter results for the three years include participation in federally sponsored group pools as follows:
                                 1997       1996      1995
---------------------------------------------------------------
Premiums                       $ 666,034   712,170     677,928
---------------------------------------------------------------
Benefits                       $ 641,005   696,986     655,789
---------------------------------------------------------------
See previous discussion on Results of Operations.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                           NONE.

                                      35
                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Identification of Directors

Each director is elected to hold office for a term of three years or until his or her successor has been duly elected and has qualified or until he or she attains the age of 72.


Terms Expiring 1998 Annual Meeting - Nominated for Re-Election
--------------------------------------------------------------
-----------------------------------------------------------------------------

J. RIDLEY HOWARD
Director Since 1989
Age 50


Mr. Howard is Chairman, President and Chief Executive Officer of the Company, Cotton States Mutual Insurance Company and Shield Insurance Company. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee and the Investment Committee of the Board of Directors of the Company.

-----------------------------------------------------------------------------


F. ABIT MASSEY
Director Since 1965
Age 70

Mr. Massey is Chairman of the Board of Directors of Gainesville Bank and
Trust and is Executive Director of Georgia Poultry Federation, Inc., a trade association working to improve the competitive position of the Georgia poultry industry. Mr. Massey is a member of the Investment Committee and the Audit Committee of the Board of Directors of the Company. Mr. Massey will be unable to fulfill his entire three year term if re-elected to the Board of Directors. Mr. Massey will be required to retire effective December 1, 1999. The vacancy occurring due to the retirement of Mr. Massey may be filled for the unexpired term by the affirmative vote of the majority of the Board of Directors remaining in office.

-----------------------------------------------------------------------------

CAROL DREADIN CHERRY
Director Since 1996
Age 50

Ms. Cherry is Chairman of the Board of Shop'n Chek, Inc., an international marketing service company providing clients with information relative to the verbal and physical presentation of their products and/or services at the retail level. Ms. Cherry is a member of the Compensation Committee and the Investment Committee of the Board of Directors of the Company.
                                      36

Terms Expiring 1999 Annual Meeting
----------------------------------
-----------------------------------------------------------------------------

GAYLORD O. COAN
Director Since 1995
Age 62

Mr. Coan is the Chief Executive Officer of Gold Kist Inc., where he also serves as the Chairman of the Management Executive Committee. Mr. Coan is a member of the Compensation Committee, the Audit Committee and effective March 1, 1998, he will become Chairman of the Executive Committee of the Board of Directors of the Company. Mr. Coan serves on the boards of SunTrust Banks of Georgia, Inc., SunTrust Bank, Atlanta, Archer- Daniels-Midland Company, Georgians for Better Transportation, and Alfred C. Toepfer International of Hamburg, Germany.

-----------------------------------------------------------------------------

E. JENNER WOOD, III
Director Since 1991
Age 46

Mr. Wood is Executive Vice President, Trust and Investment Services, of SunTrust Banks, Inc. Mr. Wood was the Executive Vice President, Trust and Investment Management, of SunTrust Bank, Atlanta prior to October, 1993. Mr. Wood is Chairman of the Audit Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also serves as a director of Oxford Industries and Crawford & Company.

-----------------------------------------------------------------------------

MATHEWS D. SWIFT
Director Since 1997
Age 50

Mr. Swift is the President and Chief Operating Office of W. C. Bradley Co., Real Estate Division and President of Developers-Investors, Inc., a subsidiary
of W. C. Bradley Co.   Mr.  Swift is a member of the Audit Committee and
Investment Committee of the Board of Directors of the Company. Mr. Swift is a member of the Board of Directors of Swift-IIIges Foundation and Northstar Industries, Inc. Mr. Swift also serves as a director of the Advisory Board of Columbus Bank & Trust Company, a affiliate of Synovus Financial Corporation.

Terms Expiring 2000 Annual Meeting
----------------------------------
-----------------------------------------------------------------------------

ROBERT C. McMAHAN
Director Since 1987
Age 57

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

-----------------------------------------------------------------------------
                                      37
THOMAS A. HARRIS
Director Since 1995
Age 49

Mr. Harris is the President and Chief Executive Officer of Merchant Capital Investments, Inc., a Montgomery, Alabama investment and merchant banking firm. Mr. Harris is Chairman of the Investment Committee and a member of the Executive Committee and the Audit Committee of the Board of Directors of the
Company.   Mr. Harris also serves on the Board of Directors of Corral
Southeast, Eufaula Bankcorp and is Chairman of Southern Bank of Commerce in Montgomery, Alabama.
-----------------------------------------------------------------------------


There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election or appointment.




OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

During 1997, the Board of Directors held four meetings. Each director attended at least 75 percent of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board's committees, their present membership, and the number of meetings held by each committee during 1997 is presented below.

Audit Committee

The Audit Committee annually reviews and recommends to the Board of Directors the firm to be engaged as independent auditors of the Company for the next calendar year, reviews the plan and results of the audit engagement with the independent auditors, inquires as to the adequacy of the Company's internal accounting controls, and considers each professional service provided by the independent auditors and whether the providing of each service impairs the
independence of the auditors.   During 1997, the Audit Committee held three
meetings.


Compensation Committee

The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 1997, the Compensation Committee held two meetings.


Investment Committee

The Investment Committee reviews the Company's investments and advises the
Board of Directors with respect to such investments.   During 1997, the
Investment Committee held four meetings.


Executive Committee

The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act,
including the nomination of directors.   During 1997, the Executive Committee
held five meetings.

                                      38

Identification of Executive Officers.

The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:


                           Year Elected
    Name           Age     as an Officer    Position or Office

J. Ridley Howard    50        1984           Chairman of the Board/President
		    			     and Chief Executive Officer

Gary W. Meader      51        1976           Chief Financial Officer/Treasurer

Robert L. Fincher   55        1979           Senior Vice President


Each of the foregoing executive officers has been an officer with the Company or its affiliates, Mutual and Shield, during the previous five years.

Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.



ITEM 11.  EXECUTIVE COMPENSATION
Cash Compensation

                       Summary Compensation Table

                                                Long Term Compensation
                                                ----------------------
                       Annual Compensation                      Shares
Name and                                         Restricted     Underlying
Principal Position     Year   Salary  Bonus      Stock Awards   Options(#)
---------------------------------------------------------------------------
J. Ridley Howard, CEO  1997  $33,000 $75,150       $88,087(1)
                       1996  $31,250               $96,427(1)       --
                       1995  $30,200 $30,800       $77,139(1)       --


Mr. Howard's salary is prorated among the Company, Mutual and Shield based upon the premium income of each entity.

(1) The aggregate restricted stock holdings at the end of 1997 for Mr. Howard were 50,405 shares (adjusted for the January 20, 1998 three-for-two stock split) with a value of $768,676, based upon the value of the Company's common stock at the end of 1997. Dividends on stock awards are paid at the same rate as paid to all share owners. All restrictions on the 1995 grant will lapse and the shares will vest between April 23, 1998 and 2002. All restrictions on 1996 grants will lapse and the shares will vest between February 27, 1999 and 2003. All restrictions on 1997 grants will lapse and the shares wil vest between February 24, 2000 and 2004.


                                      39


                Aggregated Option Exercises in Last Fiscal Year
                                     and
                               FY-End Option Values

The following table shows stock options exercised by the named executive officer during 1997, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable options as of December 31, 1997. Also reported are the values for "In-the-Money" options, which represent the positive spread between the exercise price of any such existing options and the year end price of the Common Stock of the Company.

                                                            Value of
                                           Number of        Unexercised
                                           Unexercised      In-the-Money
		  Number of     Value      Options          Options at
		  Shares        Realized   12/31/97         12/31/97
		  Acquired on   Upon 	   Exercisable/     Exercisable/
Name 		  Exercise      Exercise   Unexercisable(1) Unexercisable
--------------------------------------------------------------------------

J. Ridley Howard                              33,769/0           415,021/0

(1) Adjusted for the January 20, 1998 three-for-two stock split.

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

The Plan provides a retirement income benefit at age 65 which is based on the employee's number of years of service (maximum 35 years) and average earnings during the five consecutive years (in the last 10 years of employment) in which the earnings are highest. Age 65 retirement benefit is derived as the sum of (a) the product of the number of years of service times .85 percent of average earnings and (b) the product of the number of years of service times
 .55 percent of "excess average earnings". Excess average earnings is the amount, if any, by which the average earnings for a participant exceeds the 35 year average maximum social security taxable wage base for all persons born in the same year as the participant. The Plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of credited service equals or exceeds 85. If the employee has not obtained 85 points at retirement, the benefits are reduced 5 percent for each year the retiree's age is less than
65. The Plan also contains a death benefit for the surviving spouse of an employee (who had at least five years of credited service) which is equal to 50 percent of the deceased employee's accrued benefit. If the death occurs after termination from employment and prior to an early retirement date, the spouse's benefit is reduced as for early retirement income benefits. Accrued benefits under the Plan vest after the employee accrues five years of service.

                                      40

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

    PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN INCOME
          ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

Final Average Remuneration from
the Company and Mutual for the           Years of Service with the
highest five years                           Company and Mutual
                                  15          20         25       30
         $120,000              $26,019     34,692     43,365   52,038
         $140,000               31,019     41,359     51,698   62,038
         $160,000               36,019     48,025     60,032   72,038
         $180,000               41,019     54,692     68,365   82,038
         $200,000               46,019     61,359     76,698   92,038
         $250,000               58,519     78,025     97,532  117,038
         $300,000               71,019     94,692    118,365  142,038
         $400,000               96,019    128,025    160,032  192,038
         $500,000              121,019    161,359    201,698  242,038

The benefits reflected in the preceding table are in addition to an employee's social security benefits.

The estimated annual retirement benefits under the Plans for all executive officers of the Company as a group from the participating companies aggregate $550,796. This estimate assumes no change from 1997 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the Plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

The Company is allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

Incentive Savings Plan
The Company participates in the Cotton States Incentive Savings and
Investment 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company's Plan. The 401(k) Plan is open to all employees that have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2 percent to 10 percent of their compensation to the 401(k) Plan. The Company will make its matching contribution based only on the first 6 percent of an employee compensation not to exceed a maximum contribution of $9,500 per employee. The match will be based on the return on equity for all sponsoring companies. The Company's contribution will not be less than 20 percent nor more than 60 percent of the employees contribution eligible for matching. Employees are fully vested in the Company's contribution after five years of service. Employees are not permitted to withdraw their account before age 59 1/2 except in the event of death, disability, termination of employment or financial hardship.
                                      41
Incentive Stock Options
The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMRI (the "ISO Plan"). During 1997, no options were granted under the ISO plan.

During 1997, 934 options were exercised pursuant to the ISO Plan. At December 31, 1997, options to purchase 92,815 shares at $2.96 per share were outstanding.

As of December 31, 1997, the following executive officers held options with regard to the stated number of shares:
                                         Number of
            Name                     Options (Shares)
            J. Ridley Howard               33,769
            Robert L. Fincher              22,887
            Gary W. Meader                 26,265


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

The number of shares of common stock of the Company subject to each option granted to a director shall be determined by dividing (I) the director's fee due to a director, by (ii) the fair market value of the common stock of the company on the date of grant, minus the option exercise price. The fair market value of the common stock of the Company under the DSOP shall be the closing price as reported on the Nasdaq National Market and the option exercise price for each option granted shall be 50 percent of the fair market value, on the date the option is granted, to be paid in cash by the director upon exercise. All options granted under the DSOP will expire 10 years after the date of grant, subject to DSOP provisions relating to the retirement of the director because of death, disability, or age. That portion of an option granted under the DSOP which is attributable to any portion of the directors' fees which is not earned due to termination as a director, shall automatically abate and be canceled. In the event of the death of the holder of any unexercised option, all of the holder's outstanding options will become immediately exercisable upon the date of death by his or her legal representative. No option may be exercised under the DSOP before the 12 month anniversary of the date of grant.

A total of 281,250 shares of Company common stock is reserved for issuance under the Plan (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). The Company has granted 35,309 options under the plan, including 13,911 options to be granted automatically at the 1998 Annual Meeting. Upon the exercise of an option, the Company will issue authorized but unissued shares. If an option issued under the Plan is terminated or canceled without having been exercised, the shares which were not purchased thereunder will again become available for issuance under the Plan.
                                      42

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

An aggregate of 281,250 shares of common stock of the Company is subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. The Company has granted 94,070 shares under the Plan. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.


Other Compensation
Each executive officer is provided the use of one automobile by the Company, Mutual and Shield, but is required to reimburse the Company, Mutual and Shield for the personal use of the automobile. Three officers are reimbursed for country club dues. The Company, Mutual and Shield are allocated these expenses under the same formula on which salaries are prorated. The total cost of these expenses does not exceed 10 percent of any executive officer's cash compensation.


Compensation of Directors
During 1997, no director of the Company received any remuneration from the Company in his capacity as a director except for fees, or options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors' and committee meetings. No director received cash compensation in excess of $19,300 for his services as a director during 1997. Each director, other than William W. Gaston, III and J. Ridley Howard, is paid an annual stipend of $6,000. Mr. Gaston received an annual stipend of $10,000 in 1997. Mr. Howard did not receive an annual stipend in 1997. In addition, each director was paid $700 plus travel expenses for each meeting of directors and $550 for each committee meeting of directors attended. Each committee member receives an additional $2,000 as an annual stipend and each committee chairman receives $3,500 as an annual stipend. The aggregate directors' fees for 1997 totaled $114,150. There were no retirement benefits accrued or set aside during the year for any director for his services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $4,000 annually for periods ranging from 15 years to life after the date of retirement.
                                      43

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners
The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5 percent of the Company's common stock, as of December 31, 1997.

                                                          Percent
Name and Address               Number of Shares Owned     of Class
-------------------            ----------------------     --------
Shield Insurance Company          2,198,385 (1)(2)          34.3
244 Perimeter Center Parkway
Atlanta, Georgia  30346

Marvin Schwartz                     595,192 (2)              9.3
605 Third Avenue
New York, New York 10158

(1) Shield Insurance Company is a wholly owned subsidiary of Mutual.
    The Board of Directors of Mutual is identical to the Board of Directors of the Company. (2) Adjusted for the January 1998 three-for-two stock split.


Security Ownership of Management
The following table sets forth certain information about beneficial ownership of the Company's common stock of each director and executive officer of the Company and directors and officers as a group as of January 1, 1998. All shares are owned outright without shared voting and investment power except as set forth below. All share amounts have been adjusted to account for the three-for-two stock split effective January 20, 1998.

                             Amount and Nature of
Name of Beneficial Owner     Beneficial Ownership    Percent of Class(1)
-----------------------      --------------------    -------------------
Directors
Carol D. Cherry                       375  (2)              N/A
Gaylord O. Coan                         0  (3)              N/A
Thomas A. Harris                      187  (4)              N/A
J. Ridley Howard                   25,100  (5)              N/A
F. Abit Massey                     12,757  (6)              N/A
Robert C. McMahan                   2,109  (7)              N/A
Mathews D. Swift                      375  (8)              N/A
E. Jenner Wood, III                 1,405                   N/A

Executive Officers

Robert L. Fincher                  12,018  (9)              N/A
Gary W. Meader                     20,280 (10)              N/A

All Officers and Directors as a Group
(16 persons)                       90,640 (11)              1.4




(1) All stock and all options have been adjusted for the 5 for 4 stock split effective April 30, 1997 and for the 3 for 2 stock split effective January 20, 1998. (2) Less than 1 percent not applicable.

(3) Does not include options to acquire 934 shares previously granted or options to acquire 1,706 shares to be granted automatically at the 1998 Annual Meeting under the Directors' Discounted Stock Option Plan.

(4) Does not include options to acquire 5,318 shares previously granted or options to acquire 3,272 shares to be granted automatically at the 1998 Annual Meeting under the Directors' Discounted Stock Option Plan.

(5) Does not include options to acquire 3,763 shares previously granted or options to acquire 2,151 shares to be granted automatically at the 1998
Annual Meeting under the Directors' Discounted Stock Option Plan.

(6) Does not include options to acquire 33,769 shares previosuly granted under the Incentive Stock Option Plan or 50,405 shares plus accrured dividends awarded under the PAR Plan that have not vested.

(7) Does not include options to acquire 7,436 shares previously granted or options to acquire 3,418 shares to be granted automatically at the 1998 Annual Meeting under the Directors' Discounted Stock Option Plan.

(8) Does not include options to acquire 3,867 shares previously granted or options to acquire 1,948 shares to be granted automatically at the 1998 Annual Meeting under the Directors' Discounted Stock Option Plan.

(9) Does not include options to acquire 1,496 to be granted automatically at the 1998 Annual Meeting under the Directors' Discounted Stock Option Plan.

(10)Does not include options to acquire 22,887 shares under Incentive Stock Option Plan or 10,443 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(11)Does not include either options to acquire 26,265 shares under Incentive Stock Option Plan or 14,917 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(12)Does not include either options to acquire 92,815 shares under Incentive Option plan, which would increase the percentage of outstanding shares for all officers and direcors as a group to 2.9 percent, or 94,068 shares plus accrued dividends awarded under the PAR plan that have not vested which would increase the percentage of outstanding shares for all officers and directors as a group to 4.3 percent. Also does not include options to acquire 21,318 shares previously granted or options to acquire 13,991 shares to be granted automatically at the 1998 Annual Meeting under the Directors' Discounted Stock Option Plan.

Changes in Control

         None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
Shield, which is wholly owned by Mutual, owns 2,198,385 shares (after giving effect to the January 1998 three-for-two stock split) or 34.3 percent of the outstanding Common Stock of the Company. See Item 12.

Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $2,467,408 in 1997. See Item 1.

Gaylord O. Coan, a director of the Company, is CEO of Gold Kist Inc. ("Gold Kist"), where he also serves as the Chairman of the Management Executive Committee. Gold Kist owns no stock of the Company. The Company shares offices with Mutual and Shield in a building owned by a partnership of Mutual and Gold Kist. The Company is not a partner in the partnership which owns the building and has no equity interest in the building.

Gaylord O. Coan, a director of the Company, serves as a director of SunTrust Banks, Inc., E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Banks, Inc. SunTrust Banks, Inc., received fees from the Company in 1997 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 1997 for investment and custodial services and leases of computer hardware.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.



Financial Statements

The following consolidated financial statements and independent auditors' report have been incorporated by the reference in Part II, Item 8 of this report:

       Independent Auditors' Report
       Consolidated Balance Sheets, December 31, 1997 and 1996
       Consolidated Statements of Earnings, Years ended
        December 31, 1997, 1996 and 1995
       Consolidated Statements of Shareholders' Equity, Years ended
        December 31, 1997, 1996 and 1995
       Consolidated Statements of Cash Flows, Years ended
        December 31, 1997, 1996 and 1995
       Notes to Consolidated Financial Statements


Financial Statement Schedules

The following consolidated financial statement schedules and independent auditors' report thereon are included herein:

        Independent Auditors' Report on Financial Statement Schedules
        Schedule I - Consolidated Summary of Investments,
          December 31, 1997
        Schedule III - Supplementary Insurance Information,
          Years ended December 31, 1997, 1996 and 1995
        Schedule IV - Reinsurance, Years ended December 31, 1997,
          1996 and 1995

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.


Exhibits

21.  Subsidiaries of the registrant.
23.  Consents of experts and counsel.
27.  Financial Data Schedule (for SEC only)
     All other exhibits are omitted as the required documents are inapplicable.



Report on Form 8-K

No report on Form 8-K was filed for the fourth quarter of 1997.

The Board of Directors and Shareholders
Cotton States Life Insurance Company


Under date of February 24, 1998, we reported on the consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. Those consolidated financial statements and our report theron are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements and schedules as listed in item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Atlanta, Georgia

February 24, 1998


                                                                  Schedule I


         Cotton States Life Insurance Company and Subsidiaries
                  Consolidated Summary of Investments
                           December 31, 1997

                                                            Amount at which
                                                             shown on the
Type of Investments                                 Cost         Value      Balance Sheet
                                                 ---------- --------------- -------------
Fixed maturities, held for investment:
 Bonds:
   United States government and government
    agencies and authorities                    $ 1,497,025    1,530,000       1,497,025
      Foreign governments                         1,990,736    2,120,000       1,990,736
      Public utilities                            4,850,921    4,891,500       4,850,921
      All other corporate bonds                   9,765,758   10,067,144       9,765,758
                                                 ----------   ----------      ----------
     Total fixed maturities held for investment  18,104,440   18,608,644      18,104,440

Fixed maturities, available for sale:
 Bonds:
   United States government and government
    agencies and authorities                      9,296,474    9,531,395       9,531,395
      Foreign governments                         2,035,550    2,050,000       2,050,000
      Public utilities                            8,561,436    8,794,895       8,794,895
      All other corporate bonds                  69,644,761   71,514,981      71,514,981
                                                 ----------   ----------      ----------
      Total fixed maturities available for sale  89,538,221   91,891,271      91,891,271

First mortgage loans on real estate               4,215,962    4,325,740       4,215,962

Policy loans                                      7,976,103    7,976,103       7,976,103

Short-term investments                            3,755,294    3,755,294       3,755,294
                                                -----------  -----------     -----------
      Total investments                        $123,590,020  126,557,052     125,943,070
                                                ===========  ===========     ===========
See accompanying auditors report.

                                      48
                                                                Schedule III


         Cotton States Life Insurance Company and Subsidiaries
                  Supplementary Insurance Information
                       December 31, 1997 and 1996



                         Deferred                    Policy
                         Policy         Future       Claims and
                         Acquisition    Policy       Benefits
Segment                  Costs          Benefits     Payable
                         -----------    --------     ----------

At December 31, 1997

   Individual            $29,842,783  104,222,549     1,306,308
   Group                           -       46,734        50,000
                               -----       ------        ------
   Total                 $29,842,783  104,269,283     1,356,308
                          ==========  ===========     =========

At December 31, 1996

   Individual            $26,790,307   96,889,885     1,115,782
   Group                           -       45,775       203,634
                               -----       ------       -------
   Total                 $26,790,307   96,935,660     1,319,416
                          ==========   ==========     =========

                                                          Schedule III - Cont.

             Cotton States Life Insurance Company and Subsidiaries
                      Supplementary Insurance Information
                  Years ended December 31, 1997, 1996 and 1995

                               Premium                                                Amortization
                               Income and     Net           Brokerage     Benefits    of Policy       Other
                               Other          Investment    and Other     and         Acquisition     Operating
                               Consideration  Income (1)    Income        Claims      Costs           Expenses
                               -------------  ----------    ---------     --------    -----------     ---------

Year ended December 31, 1997

  Individual insurance         $16,946,473     8,029,366                11,214,540      2,271,407      5,182,057
  Group Insurance                  673,711                                 726,049                        10,424
  Brokerage and
    other income                                 137,733     3,141,695                                 1,047,407
                                 ---------       -------     ---------   ---------      ---------      ---------
     Total                     $17,620,184     8,167,099     3,141,695  11,940,589      2,271,407      6,239,888
                                ==========     =========     =========  ==========      =========      =========

Year ended December 31, 1996

  Individual insurance         $14,688,373     7,591,541                10,326,754      2,421,587      4,583,369
  Group Insurance                  712,170                                 696,986                        11,224
  Brokerage and
    other income                                  81,172     1,785,761                                   695,943
                                  --------        ------     ---------    --------       --------        -------
     Total                     $15,400,543     7,672,713     1,785,761  11,023,740      2,421,587      5,290,536
                                ==========     =========     =========  ==========      =========      =========

Year ended December 31, 1995

  Individual insurance         $12,237,178     7,161,989                 8,936,276      1,475,963      4,513,330
  Group Insurance                2,824,363                               2,705,781                        77,590
  Brokerage and
    other income                                             1,652,046                                   839,181
                                  --------     ---------     ---------    --------        -------        -------
     Total                     $15,061,541     7,161,989     1,652,046  11,642,057      1,475,963      5,430,101
                                ==========     =========     =========  ==========      =========      =========

(1) Net investment income is allocated to the insurance segments based upon the relative cash flow of each segment. Net investment income includes realized investment gains (losses).

See accompanying auditors report.
                                      50

                                                                   Schedule IV


              Cotton States Life Insurance Company and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 1997, 1996 and 1995

                                                                                         Percentage
                                                Ceded to      Assumed                     of Amount
                                  Gross         Other         from Other       Net        Assumed
                                  Amount        Companies     Companies(1)     Amount     to Net(1)
                                 -------        ---------     -----------      ------     ----------

Year ended December 31, 1997

  Life insurance inforce     $ 3,845,361,000   936,616,000    700,173,000   3,608,918,000     19.4
                               -------------   -----------    -----------   -------------     ----
  Premiums:
    Life insurance(2)        $    18,027,701     1,248,034        666,034      17,445,701
    Accident/health insurance        219,228        44,745                        174,483
                                     -------        ------        -------         -------
     Total                   $    18,246,929     1,292,779        666,034      17,620,184
                                  ==========     =========        =======      ==========

Year ended December 31, 1996

  Life insurance inforce     $ 3,533,033,000   884,504,000    705,066,000   3,353,595,000     21.0
                               -------------   -----------    -----------   -------------     ----
  Premiums:
    Life insurance(2)        $15,594,122         1,071,077        712,170      15,235,215
    Accident/health insurance    205,531            40,203           -            165,328
                                 -------            ------        -------         -------
     Total                   $15,799,653         1,111,280        712,170      15,400,543
                              ==========         =========        =======      ==========
Year ended December 31, 1995

  Life insurance inforce     $3,257,632,000    801,111,000    639,487,000   3,096,008,000     20.7
                              -------------    -----------    -----------   -------------     ----
  Premiums:
    Life insurance(2)        $12,764,204           726,383        677,928      12,715,749
    Accident/health insurance  2,703,434           357,642             -        2,345,792
                               ---------           -------        -------      ----------
     Total                   $15,467,638         1,084,025        677,928      15,061,541
                              ==========         =========        =======      ==========

(1) All reinsurance assumed results from participation in federally sponsored group pools.

(2)  Includes mortality and expense charges earned on universal life contracts.

See accompanying auditors report.

                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COTTON STATES LIFE INSURANCE COMPANY



John Ridley Howard      02/25/98         Gary Warrington Meader   02/25/98
--------------------------------         ---------------------------------
Chairman of the Board of Directors/      Chief Financial and Accounting Officer
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Carol Dreadin Cherry    02/25/98           Francis Abit Massey     02/25/98
--------------------------------           --------------------------------
Director			           Director


Gaylord Owen Coan       02/25/98           Robert Chandler McMahan  02/25/98
--------------------------------           ---------------------------------
Director                                   Director


Thomas Ashley Harris    02/25/98           Mathews Dismuke Swift    02/25/98
--------------------------------           ---------------------------------
Director                                   Director


John Ridley Howard      02/25/98           Edward Jenner Wood, III  02/25/98
--------------------------------           ---------------------------------
Director                                   Director