Form 10-Q
period 1998-03-31
COTTON STATES LIFE INSURANCE CO /
filed 1998-05-15
CIK 25118

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                 Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarter ended March 31, 1998
Commission File Number 2-39729


                     COTTON STATES LIFE INSURANCE COMPANY
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          GEORGIA                                  58-0830929
-----------------------------      -------------------------------------
(State or other jurisdiction       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
incorporation or organization)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia           30346
--------------------------------------------               ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

Registrant's telephone number, including  (770) 391-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.


YES    XNO

The Registrant, as of March 31, 1998, has 6,402,875 shares of common stock outstanding. All shares and per share amounts have been retroactively restated to reflect the January 20, 1998 three for two stock split.



                 PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at March 31, 1998 and December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY
                      Unaudited Consolidated Condensed Balance Sheets March 31, 1998 and December 31, 1997

ASSETS                                                    1998          1997
Investments
    Fixed maturities, held for investment, at amortized
       cost (market value $17,609,734 in 1998 and
       $18,608,644 in 1997)                           $17,100,757   $18,104,440
    Fixed maturities, available for sale, at market
       (amortized cost $91,041,757 in 1998 and
       $89,538,221 in 1997)                            93,251,754    91,891,271
    First mortgage loans on real estate                	4,118,464     4,215,962
    Policy loans                              	         8,016,881     7,976,103
    Short-term investments                       	      6,917,971     3,755,294

        Total investments                      	      129,405,827   125,943,070

Cash                                                   	  426,112     1,303,739
Accrued investment income                        	      1,895,777     1,928,498
Accounts receivable, principally premiums        	      2,804,010     3,242,432
Amount due from reinsurers                             	2,326,600     2,376,473
Deferred policy acquisition costs                      30,562,951    29,842,783
Other assets                                           	  553,832       700,314
                                              	      $167,975,109  $165,337,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits                    	     $106,257,471  $104,269,283
    Policy and contract claims                        	1,250,561     1,356,308
Federal income taxes                               	   4,410,002     3,920,376
Other liabilities                                     	6,152,347     6,395,329

        Total liabilities                     	      118,070,381   115,941,296

Stockholders' Equity:
    Common Stock                                      	6,754,504     6,754,504
    Additional paid-in capital                        	1,283,265     1,283,745
    Accumulated other comprehensive
       income                                         	  995,267     1,285,556
    Retained earnings                                 42,505,025    41,204,889
    Unearned compensation-restricted stock            	 (507,052)            0
    Less treasury stock, at cost, (351,629 shares in
       1998 and 353,629 in 1997)                      (1,126,281)   (1,132,681)

        Total stockholders' equity                    49,904,728    49,396,013

                                              	     $167,975,109  $165,337,309



                      COTTON STATES LIFE INSURANCE COMPANY
                      Unaudited Consolidated Summary of Earnings


                                                   Three months ended
                                                        March 31,
                                                  1998          1997

Income:
    Premium income                              $2,167,228    $1,778,758
    Mortality and expense charges earned         2,464,809     2,317,145
    Investment income                            2,120,844     1,943,397
    Realized investment gains                       64,515             0
    Brokerage and other income                     724,295       377,797

        Total income                             7,541,691     6,417,097


Benefits and expenses:
    Life benefits and claims                     2,857,073     2,481,072
    A & H benefits and claims                      162,112        79,596
    Amortization of policy acquisition costs       579,483       638,805
    Operating expenses                           1,706,390     1,406,990

        Total benefits and expenses              5,305,058     4,606,463


Earnings before income tax expense               2,236,633     1,810,634

Federal income taxes:
    Current tax expense                            383,058       267,829
    Deferred tax expense                           297,324       111,505
        Total Federal income taxes                 680,382       379,334


Net Earnings                                    $1,556,251    $1,431,300


Basic earnings per share of common stock              $.25          $.22

Diluted earnings per share of common stock            $.24          $.22

Weighted average number of shares
    used in computing basic earnings per share   6,401,375     6,400,639

Per share amounts for the three months ended March 31, 1997 have been adjusted for the three for two stock split.




                            COTTON STATES LIFE INSURANCE COMPANY
                      Unaudited Consolidated Statements of Cash Flows
                         Three months ended March 31, 1998 and 1997



                                                	  1998        1997
Cash flows from operating activities:
   Net Earnings                                     $1,556,251    $1,431,300
   Adjustments to reconcile net earnings to net
     cash provided from operating activities:
      Increase in policy liabilities and accruals    1,375,389     1,226,872
      Increase in deferred policy acquisition costs   (915,846)     (638,843)
      Change in Federal income taxes           	       704,724        97,379
      Decrease in accounts receivable and
        amounts due from reinsurers            	       488,295       187,180
      Other, net                                      (157,609)       27,161

    Net cash provided from operating activities      3,051,204     2,331,049

Cash flows from investing activities:
    Purchase of fixed maturities available for      (4,040,707)   (3,011,444)
    Sale of fixed maturities available for sale      1,490,739             0
    Proceeds from maturity and redemption of fixed
         maturities held for investment              1,000,000       100,000
    Proceeds from maturity and redemption of fixed
         maturities available for sale               1,029,181     1,576,838
    Principal collected on first mortgage loan          97,498       145,821
    Policy Loans                                       (40,778)     (163,911)
    Other, net                                         (51,892)      (48,498)

    Net cash used in investing activities             (515,959)   (1,401,194)

Cash flows from financing activities:
    Cash dividends paid                               (256,115)     (170,677)
    Proceeds from exercise of stock options              5,920             0

    Net cash used in financing activities             (250,195)     (170,677)

Net increase in cash and cash equivalents:          $2,285,050      $759,178

Cash and cash equivalents:
    Beginning of period                              5,059,033     2,530,293

    End of period                                   $7,344,083    $3,289,471



                            COTTON STATES LIFE INSURANCE COMPANY
                   Unaudited Consolidated Statements of Comprehensive Income

                                                            Three months ended
                                                                  March 31,
                                                       	     1998          1997

Net earnings                                           	$1,556,251   $1,431,300
Other comprehensive income (loss), before tax:

   Unrealized gains (losses) on securities available
	    for sale	                                			         (274,412)  (1,463,386)
   Reclassification adjustment for realized (gains)
     losses included in net earnings                  	   (64,515)       -

       Total other comprehensive income (loss)
          before taxes                                 	  (338,927)  (1,463,386)

    Income tax expense (benefit) related
        to items of other comprehensive income         	   (48,638)    (571,745)

        Other comprehensive income (loss), net         	  (290,289)    (891,641)


                 Total comprehensive income            	$1,265,962     $539,659




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

The Company's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premium charged for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. The Company believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin to finance future growth without a major entry into the debt or equity markets.

Investments
Since December 31, 1997, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 95% of the holdings at March 31, 1998 and December 31, 1997 are rated "A" or better.

Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. The Company grants loans only to employees (excluding officers and directors), agents, agents' relatives, employees of Gold Kist, Inc. (a related party), and current mortgagees.

The geographic distribution of the loan portfolio as of March 31, 1998 and December 31, 1997 is:


    No. Of Loans                                Book Value
03/31/98      12/31/97      State         03/31/98      12/31/97
    5             5         Alabama        253,250       259,155
    6             6         Florida        411,307       418,326
   68            70         Georgia      3,453,908     3,538,481
   79            81                      4,118,465     4,215,962


The Company has a large concentration of loans in Georgia. Because the loan-to- value ratio on delinquent loans is 41%, the Company does not anticipate any loss should it choose to foreclose. The Company has foreclosed on only one loan since 1985 and incurred no loss on the sale of the underlying collateral.


                 Results of Operations


Premium Income
Total premium income was up 22% when compared to the first quarter of 1997. The increase is attributable to strong sales of the Company's guaranteed issue-simplified issue whole life policies. The Company has contracted with over 1400 independent agents to market these products through out the Southeast. The Company also continues its expansion in Kentucky and Tennessee with multi-line exclusive agents. Individual accident and health premiums continue to decline on this closed block of business.


Mortality and Expense Charges Earned
Universal life contract deposits increased 6% over the year earlier quarter. Mortality and expense charges earned on these deposits also increased 6%. The Company expects annual increases in the 8% - 10% range. Annuity contact deposits continue to decrease as the Company does not actively solicit annuity business.

Investment Income
Investment income was up 9% over the year earlier quarter. Bond interest was up 8% due to a larger investment portfolio and generally favorable market conditions. Policy loan interest was up 11% as was the policy loan investment asset when compared to March 1997.

Brokerage Income
Brokerage income was up 92% over March 31, 1997. As discussed in the Company's 1997 Form 10-K in January, 1997, one of the Company's subsidiaries, CSI Brokerage Services, Inc., in conjunction with the Company's property and casualty affiliate, entered into a ten (10) year brokerage agreement to transfer management of its affiliates multi-peril crop and crop hail insurance to Blakely Crop Hail, a Kansas based company. CSI Brokerage receives an override commission based on premium volume generated by sales of multi-peril crop and crop hail insurance by the Company's multi- line exclusive agents. As of March 31, 1997, CSI Brokerage had not recognized any override commissions under this agreement as it was early in the first year of the contract and the volume of business and details of administration were still uncertain. At March 31, 1998, CSI Brokerage recognized approximately $210,000 of gross income having the benefit of one full year of completion under the contract and having historical knowledge of emergence of the annual override.


Exclusive of the above, brokerage income for CSI Brokerage Services increased 19% and 17% for the Company's other brokerage subsidiary, CS Marketing Resources, Inc. Both companies receive override commissions from other insurance carriers and their revenues may fluctuate based on the inception date of the related coverage.

Benefits and Operating Expenses
Ordinary benefits as a percentage of premium income and mortality and expense charges earned were 1% higher than the year earlier quarter. Due to the Company's size, it is vulnerable to quarterly fluctuations in mortality. During the first quarter of 1998, traditional life claims increased significantly, which was offset by approximately $340,000 in mortality reserves released that the Company had been carrying in anticipation of adverse mortality.


Individual accident and health benefits increased 103% over the year earlier quarter due to one claim in this closed block of business. The Company has met its reinsurance deductible and all future charges will be covered by reinsurance up to 250,000.

Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charge earned and brokerage income decreased 3% from the year earlier quarter. Without the effect of the brokerage commission previously discussed, the percentage decrease was 2%. The Company continues to emphasize cost controls which enable this ratio to remain relatively stable.

Federal Income Taxes
Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes are provided on the basis of SFAS 109. The effective tax rate at March 31, 1998 was 30% compared to 21% for the year earlier quarter. The increase is due to the taxation of CS Marketing Resources 1998 earnings at 34% due to this subsidiary utilizing all of its net operating loss carryforwards at December 1997 and the tax effect on the previously discussed claim reserves. The effective tax rate for 1998 without the effect of these two items would be 24% which is in line with Company expectations.


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

                               COTTON STATES LIFE INSURANCE COMPANY
    Registrant

Date:   05/14/98               Gary W. Meader
        ---------------        ----------------------------------
                               Chief Financial Officer/Treasurer


Date:   05/14/98               William J. Barlow
        ---------------        ----------------------------------
                               Vice President/Controller