Form 10-Q
period 1998-06-30
COTTON STATES LIFE INSURANCE CO /
filed 1998-08-14
CIK 25118

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended June 30, 1998
Commission File Number 2-39729


                COTTON STATES LIFE INSURANCE COMPANY
     (Exact name of registrant as specified in its charter)


          GEORGIA                                 58-0830929

(State or other jurisdiction of (I.R.S. Employer Identification
Number)
incorporation or organization)

  244 Perimeter Center Parkway, N.E., Atlanta, Georgia         30346
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:      (770) 391-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

YES      X      NO

The Registrant, as of June 30, 1998, has 6,425,642 shares of common stock outstanding. All shares and per share amounts have been retroactively restated to reflect the January 20, 1998 three for two stock split.


                          PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at June 30, 1998 and December 31, 1997 and the results of operations for the three months and six months ended June 30, 1998 and 1997 have been made.

                            COTTON STATES LIFE INSURANCE COMPANY
                       Unaudited Consolidated Condensed Balance Sheets
                            June 30, 1998 and December 31, 1997


ASSETS                                                    1998            1997

Investments
  Fixed maturities, held for investment, at amortized
     cost (market value $17,651,360  in 1998 and
     $18,608,644 in 1997)                             $17,097,218   $18,104,440
  Fixed maturities, available for sale, at market
     (amortized cost $94,416,744 in 1998 and
     $89,538,221 in 1997)                             97,091,956    91,891,271
  First mortgage loans on real estate                  3,822,295     4,215,962
  Policy loans                                         8,085,465     7,976,103
  Short-term investments                               4,202,569     3,755,294
  Other Invested Assets                                1,000,000             0

     Total investments                               131,299,503   125,943,070

Cash                                                   1,460,600     1,303,739
Accrued investment income                              1,902,347     1,928,498
Accounts receivable, principally premiums              3,093,991     3,242,432
Amount due from reinsurers                             2,223,836     2,376,473
Deferred policy acquisition costs                     31,746,294    29,842,783
Other assets                                             571,173       700,314
                                                    $172,297,744  $165,337,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                            $108,162,811  $104,269,283
  Policy and contract claims                           1,000,797     1,356,308
Federal income taxes                                   5,027,166     3,920,376
Other liabilities                                      6,537,844     6,395,329

     Total liabilities                               120,728,618   115,941,296

Stockholders' Equity:
  Common Stock                                         6,754,504     6,754,504
  Additional paid-in capital                           1,296,164     1,283,745
  Accumulated other comprehensive
     income                                            1,448,829     1,285,556
  Retained earnings                                   43,820,096    41,204,889
  Unearned compensation-restricted stock                (443,978)            0
  Less treasury stock, at cost, (328,862 shares in
     1998 and 353,629 in 1997)                        (1,306,489)   (1,132,681)

     Total stockholders' equity                       51,569,126    49,396,013

                                                    $172,297,744  $165,337,309
                                  COTTON STATES LIFE INSURANCE COMPANY
                                  Unaudited Consolidated Summary of Earnings


                                                  Six months ended       Three months ended
                                                       June 30,               June 30,
                                                  1998         1997        1998        1997

Income:
  Premium income                            $4,516,788   $3,558,926       2,349,560 $1,780,168
  Mortality and expense charges earned       4,987,552    4,625,194       2,522,743  2,308,049
  Investment income                          4,337,201    3,991,510       2,216,357  2,048,113
  Realized investment gains                    176,455       48,261         111,940     48,261
  Brokerage and other income                 1,365,252    1,241,422         640,957    778,091

     Total income                           15,383,248   13,465,313       7,841,557  6,962,682


Benefits and expenses:
  Life benefits and claims                   6,056,056    5,108,221       3,198,983  2,627,149
  A & H benefits and claims                    244,364      131,804          82,252     52,208
  Amortization of policy acquisition costs   1,246,116    1,218,532         666,633    579,727
  Operating expenses                         3,413,991    3,096,844       1,707,601  1,604,320

     Total benefits and expenses            10,960,527    9,555,401       5,655,469  4,863,404


Earnings before income tax expense           4,422,721    3,909,912       2,186,088  2,099,278

Federal income taxes:
  Current tax expense                          620,964      602,369         237,906    334,540
  Deferred tax expense                         673,409      323,863         376,085    212,358
     Total Federal income taxes              1,294,373      926,232         613,991    546,898


Net Earnings                                $3,128,348   $2,983,680      $1,572,097 $1,552,380


Basic earnings per share of common stock         $0.49        $0.46           $0.25      $0.24

Diluted earnings per share of common stock       $0.48        $0.45           $0.24      $0.23

Weighted average number of shares
  used in computing basic earnings per share 6,408,198    6,400,639       6,414,947  6,400,639

Per share amounts for the six months and the three months ended June 30, 1997 have been adjusted for the January 1998 three for two stock split.



                                   COTTON STATES LIFE INSURANCE COMPANY
                              Unaudited Consolidated Statements of Cash Flows
                                  Six months ended June 30, 1998 and 1997



                                                           1998            1997
Cash flows from operating activities:
  Net Earnings                                         $3,128,348   $2,983,680
  Adjustments to reconcile net earnings to net
     cash provided from operating activities:
        Increase in policy liabilities and accruals     3,094,039    3,287,499
        Increase in deferred policy acquisition costs  (1,952,669)  (1,488,348)
        Change in Federal income taxes                  1,163,715      224,815
        Decrease in accounts receivable and
            amounts due from reinsurers                   301,078     (307,560)
        Other, net                                        277,081      239,123

  Net cash provided from operating activities           6,011,592    4,939,209

Cash flows from investing activities:
  Purchase of fixed maturities available for sale      17,260,166)  (7,546,941)
  Sale of fixed maturities available for sale          10,006,376    3,973,090
  Purchase of other invested assets                    (1,000,000)           0
  Proceeds from maturity and redemption of fixed
       maturities held for investment                   1,000,000      525,000
  Proceeds from maturity and redemption of fixed
       maturities available for sale                    2,337,657    1,641,489
  Principal collected on first mortgage loans             393,667      439,722
  Policy Loans                                           (109,362)    (431,058)
  Other, net                                             (101,146)           0

  Net cash used in investing activities                (4,732,974)  (1,398,698)

Cash flows from financing activities:
  Cash dividends paid                                    (513,141)    (386,376)
  Increase in cost of treasury stock                     (161,391)           0


  Net cash used by financing activities                  (674,532)    (386,376)

Net increase in cash and cash equivalents:               $604,086   $3,154,135

Cash and cash equivalents:
  Beginning of period                                   5,059,083    2,530,293

  End of period                                        $5,663,169   $5,684,428




                                  COTTON STATES LIFE INSURANCE COMPANY
                       Unaudited Consolidated Statements of Comprehensive Income

                                                         Six months ended                 Three months ended
                                                               June 30,                         June 30,
                                                         1998            1997            1998            1997

Net earnings                                            $3,128,348      $2,983,680       1,572,097       1,552,380
Other comprehensive income,  before tax:

  Unrealized gains on securities available for sale        449,263         320,439         723,675       1,239,665
  Reclassification adjustment for realized (gains)
     included in net earnings                             (176,455)        (48,261)       (111,940)        (48,261)

     Total other comprehensive income, before taxes        272,808         272,178         611,735       1,191,404

  Income tax expense related
     to items of other comprehensive income                109,535         104,591         158,173         467,350

     Other comprehensive income, net of tax                163,273         167,587         453,562         724,054


            Total comprehensive income                  $3,291,621      $3,151,267      $2,025,659      $2,276,434




                  Cotton States Life Insurance Company
               Notes to Unaudited Consolidated Financial Statements
                   June 30, 1998 and December 31, 1997



Note 1 - Basis of Presentation
The accompanying financial statements include the accounts of Cotton
States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources Inc. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operation and cash flows for the interim period have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.


Note 2 - Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related
Information" (Statement 131). Statement 131 is effective for financial statements for years beginning after December 15, 1997. The Company is assessing the Standards of Statements 131 for disclosure in its 1998 financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 is effective for financial statements for all fiscal quarters beginning after June 15, 1999. The Company does not believe the provision of Statement 133 will have a significant impact on the financial statements upon adoption.


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


Investments
Since December 31, 1997, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 95% of the holdings at June 30, 1998 and December 31, 1997 are rated "A" or better.


Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. The Company grants loans only to employees
(excluding officers and directors), agents, agents' relatives, employees of Gold Kist, Inc. (a related party), and current mortgagees.

The geographic distribution of the loan portfolio as of June 30, 1998 and December 31, 1997 is:


    No. Of Loans                         Book Value
06/30/98       12/31/97     State     06/30/98          12/31/97
    5               5    Alabama           248,226        259,155
    6               6    Florida           404,519        418,326
   63              70    Georgia         3,169,550      3,538,481
   74              81                   $3,822,295     $4,215,962


The Company has a large concentration of loans in Georgia. Because the loan-to-value ratio on delinquent loans is 41%, the Company does not anticipate any loss should it choose to foreclose.



           Results of Operations


Premium Income
Total premium income was up 27% year to date and 32% for the second quarter. The increase is attributable to strong sales of the Company's guaranteed issue-simplified issue whole life policies. The Company has contracted with over 1500 independent agents to market these products through out the Southeast. The Company also continues its expansion in Kentucky and Tennessee with multi-line exclusive agents.

Individual accident and health premiums continue to decline on this closed block of business.


Mortality and Expense Charges Earned
Universal life contract deposits increased 6% year to date. Mortality and expense charges earned on these deposits also increased 8% year to date and 9% over the year earlier quarter. The Company expects annual increases in the 8% - 10% range. Annuity contact deposits continue to decrease as the Company does not actively solicit annuity business.


Investment Income
Investment income was up 8% over the year earlier quarter. Bond interest was up 9% year to date due to a larger investment portfolio. Policy loan interest was up 11% when compared to June 1997 due to increased borrowing by policyholders.


Brokerage Income
Brokerage income was up 10% when compared to 1997 which is in line with Company expectations. For the quarter ended June 30, 1998 brokerage income decreased 18%. As discussed in the March 31, 1998 and June 30,
1997 Form 10-Q, the Company's subsidiary CSI Brokerage Services recognized approximately $210,000 in the first quarter of 1998, none in the first quarter of 1997, $79,000 in the second quarter of 1998 and $336,000 in the second quarter of 1997 relating to override commissions based on sales of multi-peril crop and crop hail insurance by the Company's multi-line exclusive agents. 1997 was the first year of this override contract and the volume, timing, and details of administration were still uncertain. In 1998 the Company has the benefit of one full year of completion under the contract as well as the historical knowledge of the emergence of the override and related premiums giving rise to the override. On a year to date basis the brokerage income is consistent, however the quarterly impact is due solely to timing of the override recognition.


Brokerage income from the Company's other subsidiary, CS Marketing Resources, Inc. was up 15% year to date which is in line with Company expectations.


Benefits
Ordinary benefits as a percentage of premium income and mortality and expense charges earned were 2% higher year to date and for the quarter ended June 30, 1998. Due to the Company's size, it is vulnerable to quarterly fluctuations in mortality. During the second quarter of 1998, the Company experienced an unusually high level of mortality absorbing approximately $1,325,000 in death claims versus approximately $896,000 for the second quarter of 1997.

Individual accident and health benefits increased 87% year to date due to one claim in this closed block of business. The Company has met its reinsurance deductible and all future charges will be covered by reinsurance up to $250,000.


Expenses
Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charge earned and brokerage income decreased 3% year to date, and 2% for the quarter ended June 30, 1998. The Company continues to emphasize cost controls which enable this ratio to remain relatively stable.


Federal Income Taxes
Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes are provided on the basis of SFAS 109. The effective tax rate at June 30, 1998 was 29% compared to 24% for the previous period. The increase is due primarily to the taxation of CS Marketing Resources 1998 earnings at 34% due to this subsidiary utilizing all of its net operating loss carryforwards at December 1997 as well as the rate of increase of certain deferred tax liabilities. The Company anticipates future tax rates will range from 27% to 30%.


Year 2000 Computer Compliance
All of the Company's major computer systems became Year 2000 compliant on January 1, 1998. Two minor systems were not converted, and they will be replaced in 1998 by third-party software that is Year 2000 compliant.
The Company is monitoring third-party companies, i.e., companies in which its subsidiaries receive override commissions, for Year 2000 compliance. At this time, the Company is not aware of any third parties on whom it depends for computer processing who will not be Year 2000 compliant; however, should certain third parties fail to become Year 2000 compliant, it could negatively affect the Company's earnings.





Cautionary Note Regarding Forward-Looking Statements
The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the Commission) and its reports to shareholders. Such forward-looking information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, securities portfolio values, mortality fluctuations, and interest rate risk management; the effects of competition in the insurance business from other insurance companies and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government and state regulations relating to the insurance industry; failure of assumptions underlying the establishment of the Company's policy reserves, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.


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

NONE

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual stockholders meeting held April 27, 1998, the following directors were elected to the Board of Directors for three (3) year terms expiring in 2001.
      J. Ridley Howard
      F. Abit Massey
      Carol D. Cherry

In addition, the stockholders approved an amendment to the Company's charter increasing the authorized shares of common stock to 20,000,000 from 10,000,000.

Item 5.  Other Information

NONE

Item 6.  Exhibits and Reports on Form 8-K.

NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COTTON STATES LIFE INSURANCE COMPANY
                          Registrant

Date: 08/14/98                  Gary W. Meader
      ________                  _________________
                               Chief Financial Officer/Treasurer

Date: 08/14/98                 William J. Barlow
       _______                 __________________
                              Vice President/Controller