Form 10-Q
period 1998-09-30
COTTON STATES LIFE INSURANCE CO /
filed 1998-11-13
CIK 25118

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended September 30, 1998
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

The Registrant, as of September 30, 1998, has 6,427,642 shares of common stock outstanding. All shares and per share amounts have been retroactively restated to reflect the January 20, 1998 three for two stock split.



                 PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at September 30, 1998 and December 31,1997 and the results of operations for the three months and nine months ended September 30, 1998 and 1997 have been made.



                           COTTON STATES LIFE INSURANCE COMPANY
                    Unaudited Consolidated Condensed Balance Sheets
                        September 30, 1998 and December 31, 1997


ASSETS                                                    1998          1997

Investments
  Fixed maturities, held for investment, at amortized
     cost (market value $18,608.644  in 1998 and
     $18,315,152 in 1997)                             $17,093,620   $18,104,440
  Fixed maturities, available for sale, at market
     (amortized cost $95,960,515 in 1998 and
     $89,538,221 in 1997)                             100,338,818    91,891,271
  First mortgage loans on real estate                   3,726,650     4,215,962
  Policy loans                                          8,146,484     7,976,103
  Short-term investments                                6,480,908     3,755,294
  Other Invested Assets                                 1,000,000             0

     Total investments                                136,786,480   125,943,070

Cash                                                    1,559,047     1,303,739
Accrued investment income                               1,796,383     1,928,498
Accounts receivable, principally premiums               2,957,620     3,242,432
Amount due from reinsurers                              2,914,187     2,376,473
Deferred policy acquisition costs                      32,540,829    29,842,783
Other assets                                              607,216       700,314
                                                     $179,161,762  $165,337,309

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                             $110,260,896  $104,269,283
  Policy and contract claims                            1,356,180     1,356,308
Deferred federal income taxes                           5,770,472     3,920,376
Other liabilities                                       7,397,024     6,395,329

     Total liabilities                                124,784,572   115,941,296

Stockholders' Equity:
  Common Stock                                          6,754,504     6,754,504
  Additional paid-in capital                            1,294,144     1,283,745
  Accumulated other comprehensive
     income                                             2,421,623     1,285,556
  Retained earnings                                    45,586,372    41,204,889
  Unearned compensation-restricted stock                 (380,904)            0
  Less treasury stock, at cost, (326,862 shares in
     1998 and 353,629 in 1997)                         (1,298,549)   (1,132,681)

     Total stockholders' equity                        54,377,190    49,396,013

                                                     $179,161,762  $165,337,309

  See accompanying notes to consolidated financial statements.

                             COTTON STATES LIFE INSURANCE COMPANY
                             Unaudited Consolidated Summary of Earnings


                                              Nine months ended           Three months ended
                                                September 30                 September 30,
                                              1998          1997           1998          1997

Income:
  Premium income                            $7,012,057    $5,528,270     7,012,057    $1,969,344
  Mortality and expense charges earned       7,658,206     7,106,874     7,658,206     2,481,680
  Investment income                          6,522,867     6,013,521     6,522,867     2,022,011
  Realized investment gains                    378,288        50,505       378,288         2,244
  Brokerage and other income                 2,190,924     1,623,525     2,190,924       556,205

     Total income                           23,762,342    20,322,695     8,379,094     7,031,484


Benefits and expenses:
  Life benefits and claims                   9,295,037     7,969,595     9,295,037     2,861,374
  A & H benefits and claims                    268,652       182,496       268,652        50,692
  Amortization of policy acquisition cost    2,171,365     2,014,582     2,171,365       796,050
  Operating expenses                         4,860,931     4,223,390     4,860,931     1,300,648

     Total benefits and expenses            16,595,985    14,390,063     5,635,458     5,008,764


Earnings before income tax expense           7,166,357     5,932,632     2,743,636     2,022,720

Federal income taxes:
  Current tax expense                        1,112,655       935,613     1,112,655       333,244
  Deferred tax expense                         901,973       385,438       901,973        61,575
     Total Federal income taxes              2,014,628     1,321,051       720,255       394,819


Net Earnings                                $5,151,729    $4,611,581    $2,023,381    $1,627,901


Basic earnings per share of common stock         $0.80         $0.72         $0.31         $0.26

Diluted earnings per share of common stock       $0.78         $0.70         $0.30         $0.25

Weighted average number of shares
  used in computing basic earnings per share 6,414,751     6,400,639     6,427,599     6,400,639

Per share amounts for the nine months and the three months ended September 30, 1997 have been adjusted for the January 1998 three for two stock split.

  See accompanying notes to consolidated financial statements.

                                    COTTON STATES LIFE INSURANCE COMPANY
                              Unaudited Consolidated Statements of Cash Flows
                                Nine months ended September 30, 1998 and 1997



                                                           1998          1997
Cash flows from operating activities:
  Net Earnings                                          $5,151,729    $4,611,581
  Adjustments to reconcile net earnings to net
     cash provided from operating activities:
        Increase in policy liabilities and accruals      5,610,581     5,219,632
        (Increase) in deferred policy acquisition costs (2,898,450)   (2,043,932)
        Change in Federal income taxes                   1,327,970        79,635
        Changes in accounts receivable and
            amounts due from reinsurers                   (252,902)      246,476
        Other, net                                       1,301,343      (649,113)

  Net cash provided from operating activities           10,240,271     7,464,279

Cash flows from investing activities:
  Purchase of fixed maturities available for sale      (23,797,400)  (12,577,589)
  Sale of fixed maturities available for sale           12,998,633     3,973,090
  Purchase of other invested assets                     (1,000,000)            0
  Proceeds from maturity and redemption of fixed
       maturities held for investment                    1,000,000     2,115,827
  Proceeds from maturity and redemption of fixed
       maturities available for sale                     4,318,409     2,210,230
  Principal collected on first mortgage loans              489,312       544,608
  Net increase in policy loans                            (170,381)     (556,663)
  Other, net                                              (172,255)     (515,724)

  Net cash used in investing activities                 (6,333,682)   (4,806,221)

Cash flows from financing activities:
  Cash dividends paid                                     (770,246)     (599,712)
  Proceeds from exercise of stock options and             (155,471)        2,766
  issuance of restricted stock

  Net cash used by financing activities                   (925,717)     (596,946)

Net increase in cash and cash equivalents:              $2,980,872    $2,061,112

Cash and cash equivalents:
  Beginning of period                                    5,059,083     2,530,293

  End of period                                         $8,039,955    $4,591,405                             (8,039,955)

  See accompanying notes to consolidated financial statements.

                            COTTON STATES LIFE INSURANCE COMPANY
                   Unaudited Consolidated Statements of Comprehensive Income

                                                         Nine months ended            Three months ended
                                                           September 30                 September 30,
                                                         1998          1997           1998          1997

Net earnings                                          $5,151,729    $4,611,581    $2,023,381    $1,627,901
Other comprehensive income, before tax:

  Unrealized gains on securities available for sale    2,202,941       987,580     1,753,678     1,211,497
  Reclassification adjustment for realized (gains)
     included in net earnings                           (378,288)      (50,505)     (378,288)       (2,244)

     Total other comprehensive income, before taxes    1,824,653       937,075     1,375,390     1,209,253

  Income tax expense related
     to items of other comprehensive income              688,586       360,206       579,051       464,797

     Other comprehensive income, net of tax            1,136,067       576,869       796,339       744,456


            Total comprehensive income                $6,287,796    $5,188,450    $2,819,720    $2,372,357

  See accompanying notes to consolidated financial statements.


              Cotton States Life Insurance Company
      Notes to Unaudited Consolidated Financial Statements
            September 30, 1998 and December 31, 1997



Note 1 - Basis of Presentation
The accompanying financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources Inc. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 is effective for financial statements for years beginning after December 15, 1997. The Company is assessing the requirements of Statement 131 for disclosure in its 1998 financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 is effective for financial statements for all fiscal quarters beginning after June 15, 1999. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

In October, 1998 the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitzation of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB statement No. 65" (Statement 134). Statement 134 is effective for the first quarter beginning after December 15, 1998. The Company does not believe the provisions of Statement 134 will have a significant impact on the financial statements upon adaption.



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


Investments
Since December 31, 1997, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 95% of the holdings at September 30, 1998 and December 31, 1997 are rated "A" or better.


Mortgage Loans
The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. The Company grants loans only to employees (excluding officers and directors), agents, agents' relatives, employees of a closely associated business, and current mortgagees.

The geographic distribution of the loan portfolio as of September 30, 1998 and December 31, 1997 is:

    No. Of Loans                                       Book Value
09/30/98     12/31/97      State               09/30/98           12/31/97
   5            5         Alabama               242,572             259,155
   6            6         Florida               398,022             418,326
  63           70         Georgia             3,086,056           3,538,481
  74           81                            $3,726,650          $4,215,962


The Company has a large concentration of loans in Georgia. Because the loan-to-value ratio on delinquent loans is 41%, the Company does not anticipate any loss should it choose to foreclose.


                     Results of Operations

Premium Income
Total premium income was up 27% year to date and for the third quarter.
The increase is attributable to strong sales of the Company's guaranteed issue-simplified issue whole life policies. The Company has contracted with over 1500 independent agents to market these products through out the Southeast. The Company also continues its expansion in Kentucky and Tennessee with multi-line exclusive agents.

Individual accident and health premiums continue to decline on this closed block of business.

Mortality and Expense Charges Earned
Universal life contract deposits increased 5% year to date. Mortality and expense charges earned on these deposits also increased 8% year to date and 8% over the year earlier quarter. The Company expects annual increases in the 8% - 10% range. Annuity contact deposits continue to decrease as the Company does not actively solicit annuity business.

Investment Income
Investment income was up 8% over the year earlier quarter. Bond interest was up 9% year to date due to a larger investment portfolio. Policy loan interest was up 12% when compared to September 1997 due to increased borrowing by policyholders.

Brokerage Income
Brokerage income was up 35% year to date and 48% over the year earlier quarter. In 1998, the Company's brokerage subsidiary, CSI Brokerage Services, Inc. entered into an agreement with a non-standard auto insurance carrier to receive override commissions on business placed with it by the Company's multi-line exclusive agents. Year-to-date and for the quarter, CSI Brokerage Services has recognized gross override income of $226,000 and $174,000 respectively. In addition, override commissions based on the sales of multi-peril crop and crop hail insurance by the Company's multi-line exclusive agents are up approximately $50,000 year to date and for the quarter due to increased volume when compared to 1997 levels. Excluding the above effects, brokerage income increased 18% year to date which is in line with Company expectations.

Brokerage income from the Company's other subsidiary, CS Marketing Resources, Inc. was up 15% year to date which is in line with Company expectations.

Benefits
Ordinary benefits as a percentage of premium income and mortality and expense charges earned were flat year to date and 2% lower than the quarter ended September 30, 1997. Due to the Company's size, it is vulnerable to quarterly fluctuations in mortality. During the third quarter of 1998, the Company experienced relatively normal mortality levels. As noted in the second quarter, the Company experienced approximately $500,000 in increased death claims when compared to 1997 second quarter levels. Year to date death claims also remain approximately $500,000 higher than year to date 1997.

Individual accident and health benefits increased 48% year to date due to one claim in this closed block of business. The Company has met its reinsurance deductible on this claim and all future charges will be covered by reinsurance up to $250,000.

Expenses
Expenses (including amortization of policy acquisition costs) as a percentage of premium income, mortality and expense charges earned and brokerage income decreased 2% year to date, and 2% for the quarter ended September 30, 1998. The Company continues to emphasize cost controls which enable this ratio to remain relatively stable.

Federal Income Taxes
Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes are provided on the basis of SFAS 109. The effective tax rate for the nine months ended September 30, 1998 was 28% compared to 22% for the previous nine month period. The increase is due primarily to the taxation of CS Marketing Resources 1998 earnings at 34% due to this subsidiary utilizing all of its net operating loss carry forwards at December 1997 as well as the rate of increase of certain deferred tax liabilities. The Company anticipates future tax rates will range from 27% to 30%.

Year 2000 Computer Compliance
The Company currently utilizes both information technology (IT) and non-information technology (non-IT) systems to conduct its business. IT systems that the Company utilizes are composed of third party application systems, computer hardware and computer operating systems. Non-IT systems that the Company utilizes include embedded technology, such as microcontrollers, which are also critical in conducting its business. The Company also has several material third party relationships that require Year 2000 compliance of their IT and non-IT systems including the Company's subsidiaries, the Company's reinsurers and third party administrators.

In 1995, the Company initiated a project designed to address the business issues associated with Year 2000 and their impact on both IT and non-IT systems. The project was designed to address both internal considerations and external considerations affecting customers, business relationships and the resulting impact on Company operations. This project consists of a three-phase approach as follows.

     Phase 1: Business Application Systems - This phase addresses the evaluation, testing and upgrading or replacing the Company's key business systems. This phase of the project is 85% complete with an expected completion date of 12/31/98. The costs of replacing non-compliant IT systems or upgrading existing systems have totaled approximately $400,000 since inception. The remaining projected costs of completing Phase 1 compliance are estimated to be less than $50,000.

     Phase 2; IT Hardware/Operating Systems - This phase addresses the evaluation, testing and upgrading the Company's hardware and operating system configurations. This phase of the project is 50% complete, with an expected completion date of 3/31/99. The costs associated with this compliance effort have totaled $45,000 with remaining costs project to be less than $50,000.

     Phase 3: Third Party/External Relationships and Non-IT Systems - This phase addresses the evaluation, testing and potential replacement of the Company's embedded technology, such as microcontrollers, and the assessment of Year 2000 readiness of the material third party relationships.


Phase 3 began in November 1998 and is expected to be completed by June 1999 for non-IT systems and throughout 1999 for validation of third party compliance. The Company has been in contact with material third parties and has made several inquiries on the status of their readiness. Although the Company has not received any indication that these third parties will not be Year 2000 compliant, the Company has not received nor expects to assume that the third parties will guarantee their remediation efforts will result in Year 2000 compliance.

The Company does not believe any material exposure or contingencies exist with regard to its internal application, hardware and operating systems as the evaluation, upgrade and/or replacement of this software is anticipated to be completed in the above-referenced time frames. The Company does rely on several third party systems whose non-compliance could materially impact the results of operations. Certain insurance companies process override commissions for the benefit of the Company's subsidiaries, CS Marketing Resources, Inc. and CSI Brokerage Services, Inc. Another third party relationship involves the policy administration, billing, collection and reporting of financial transactions relating to the Company's payroll deduction universal life products. Non-Compliance by these third parties could negatively affect the Company's revenue stream. At this time, the Company does not know the effect, if any, on the results of operations, liquidity and financial condition if any of these systems fail to be year 2000 compliant.
The Company is in frequent contact with these third parties and is developing a Year 2000 compliance questionnaire which it intends all material third parties to complete to document their state of readiness, risks, and plans to become compliant.

The Company does not currently have a contingency plan for the possible non-compliance of material third party systems. Contingency plans will be developed during the first quarter of 1999 concurrently with Phase 3 of the Year 2000 project.

Cautionary Note Regarding Forward-Looking Statements
The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the Commission) and its reports to shareholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, securities portfolio values, mortality fluctuations, and interest rate risk management; the effects of competition in the insurance business from other insurance companies and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government and state regulations relating to the insurance industry; failure of assumptions underlying the establishment of the Company's policy reserves, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.


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

                      COTTON STATES LIFE INSURANCE COMPANY
                           Registrant

Date:     11/14/98                 Gary W. Meader
          ________                 _________________________
                                   Chief Financial Officer/Treasurer

Date:     11/14/98                 William J. Barlow
          ________                 __________________________
                                   Vice President/Controller