Form 10-K405
period 1998-12-31
COTTON STATES LIFE INSURANCE CO /
filed 1999-03-29
CIK 25118

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1998
Commission File Number 2-39729
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                      COTTON STATES LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

      GEORGIA                                                       58-0830929
-----------------------                                          ----------------
(State of incorporation                                          (I.R.S. Employer
  and jurisdiction)                                              Identification No.)

244 PERIMETER CENTER PARKWAY, N.E., ATLANTA, GEORGIA                30346
----------------------------------------------------              ----------
      (Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code: (404)39l-8600

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        EXEMPT-UNDER SECTION 12(g)(2)(G)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to the filing requirements for at least the past 90 days.
                            YES    X                NO _____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates was $52,956,663 based on the closing price of $12.50 February 1, 1999, as reported on the NASDAQ National Market.

As of February 1, 1999, there were 6,370,918 shares of registrant's common stock outstanding.

The Exhibit Index is located on Page 53.

The total number of pages in this document is 61.

                              Cross-Reference Sheet

                                                                  Caption                                         Page No.
                                                                  -------                                         --------


ITEM 1.  BUSINESS .............................................................................................       3

ITEM 2.  PROPERTIES ...........................................................................................       8

ITEM 3.  LEGAL PROCEEDINGS ....................................................................................       8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................................       8

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ..................................................................................       8

ITEM 6.  SELECTED FINANCIAL DATA ..............................................................................       9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..................................................................      10

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ..........................................................................................      16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........................................................      18

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .................................................      42

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ......................................................      42

ITEM 11. EXECUTIVE COMPENSATION ...............................................................................      46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ...........................................................................................      51

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................................................      53

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K ..............................................................................      53

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Cotton States Life Insurance Company (the "Company") was organized under the laws of the State of Georgia in 1955. The Company is currently licensed to transact business in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia.

         The Company currently markets only individual life insurance, payroll deduction life insurance, guaranteed- simplified issue life insurance and individual annuities. The Company wrote group insurance only for its employees and agents through January 1, 1996. The Company wrote individual annuities through December 31, 1998.

         In July of 1989, the Company formed CSI Brokerage Services, Inc. ("CSI"). CSI brokers insurance products for the Company's exclusive agents not offered by the Company's affiliated property and casualty companies.

         In November of 1989, the Company acquired 60% of the outstanding common stock of Cotton States Marketing Resources, Inc. ("CSMR"). During 1992, the Company acquired the remaining 40% of CSMR stock. CSMR brokers through the Company's exclusive agents other insurance companies' life and accident and health products not underwritten by the Company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

            The Company's operations can be grouped into three major segments, individual life insurance, guaranteed issue and simplified issue life insurance, and brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company's operations in each segment are concentrated within its southeastern state geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company's exclusive and independent agents.

                                                         1998               1997               1996
                                                      -----------        -----------        -----------
Individual life insurance:
         Premiums ..............................      $ 5,572,243          5,426,473          5,212,243
         Mortality and expense charges .........        9,762,356          9,430,814          8,697,621
         Net investment income .................        8,461,988          7,860,143          7,471,977
         Realized investment gains .............          358,000            109,881            106,766
                                                      -----------        -----------        -----------
                     Total revenue .............       24,154,587         22,827,311         21,488,607

         Policyholder benefits .................       10,429,767          9,964,268          9,724,458
         Operating expenses ....................        6,292,769          7,063,553          6,754,608
                                                      -----------        -----------        -----------
                     Total benefits and expenses       16,722,536         17,027,821         16,479,066
                                                      -----------        -----------        -----------

               Operating profit ................        7,432,051          5,799,490          5,009,541
                                                      -----------        -----------        -----------

Guaranteed and simplified life insurance:
         Premiums ..............................        3,794,585          1,922,379            613,178
         Net investment income .................          159,182             58,524             12,619
         Realized investment gains .............            6,735                818                180
                                                      -----------        -----------        -----------
                     Total revenue .............        3,960,502          1,981,721            625,977

         Policyholder benefits .................        2,317,006          1,107,883            399,070
         Operating expenses ....................          890,787            388,653            249,938
                                                      -----------        -----------        -----------
                     Total benefits and expenses        3,207,793          1,496,536            649,008

               Operating profit ................          752,709            485,185            (23,031)
                                                      -----------        -----------        -----------

Brokerage:
         Brokerage income ......................        3,214,216          3,141,695          1,785,761
         Investment income .....................          165,878            137,733             81,172
                                                      -----------        -----------        -----------
                     Total revenue .............        3,380,094          3,279,428          1,866,933

         Operating expenses ....................        1,006,605          1,047,407            695,943
                                                      -----------        -----------        -----------
               Operating profit ................        2,373,489          2,232,021          1,170,990
                                                      -----------        -----------        -----------

Combined operating profit ......................       10,558,249          8,516,696          6,157,500
Group life insurance and individual
         accident and health results ...........         (172,906)           (39,602)           (34,346)
                                                      -----------        -----------        -----------

Earnings before Federal income taxes ...........      $10,385,343          8,477,094          6,123,154
                                                      ===========        ===========        ===========

NARRATIVE DESCRIPTION OF BUSINESS SEGMENTS

INDIVIDUAL LIFE

         The major forms of individual life insurance presently offered by the Company include universal life, graded premium whole life, participating whole life, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability income riders. These products are sold by the Company's 272 multi-line exclusive agents in Alabama, Florida, Georgia, Kentucky and Tennessee.

         The Company offers its insurance through multi-line exclusive agents who also write all lines of property and casualty insurance for Cotton States Mutual Insurance Company ("Mutual") and its subsidiary, Shield Insurance Company ("Shield"). See Item 13 of this report for an explanation of the relationship between the Company, Mutual and Shield. Because its agents write all major lines of insurance, the Company's commission rates are usually less than the prevailing industry rate. Multi-line exclusive agents are under contract to the Company, Mutual and Shield, and are paid on a commission basis. The Company's multi-line exclusive agents are located in the following states:

                                Number of. Agents                State
                                -----------------                -----
                                  December 31,
                                  ------------
                              1998            1997
                              ----            ----
                                48              46              Alabama
                                25              25              Florida
                               163             164              Georgia
                                26              21              Kentucky
                                10               5              Tennessee
                               ---             ---
            Total              272             261
                               ===             ===

         Unless the need for a medical examination is indicated by the application or an investigation, the Company writes individual life insurance based on age without requiring blood and specimen in the following maximum amounts:

      AGE GROUP                   MAXIMUM INSURANCE
      ---------                   -----------------
           0-17                      $100,000
          18-45                        74,000
          46-50                        50,000
51 and over                            24,000

         Substandard life insurance risks are accepted by the Company at increased rates, which are determined on an actuarial basis that the Company believes will adequately compensate it for the additional risk involved. The Company's retention of substandard policies varies with its classification of the risk and age of the insured, but in no event exceeds $100,000 on any life through age 65 or $35,000 for issue ages over 65. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain suitable reinsurance. The Company requires a medical examination on the majority of all substandard risks. As of December 31, 1998, less than 2.7% of the Company's individual life premiums and mortality and expense charges were represented by substandard risks.

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

         The Company presently retains, with respect to individual life policies, no more than $100,000 of insurance on any one life, which may be reduced, depending upon the age and the physical classification of the insured. All accidental death riders are 100% reinsured. As of December 31, 1998, the aggregate amount of individual life insurance in force ceded by the Company under its various reinsurance treaties totaled $1,013,618,885.

GUARANTEED ISSUE AND SIMPLIFIED ISSUE WHOLE LIFE INSURANCE

         The Company offers guaranteed issue and simplified issue whole life insurance through its multi-line agency force and 1,900 independent agents. The independent agents sell these products in all ten states in which the Company is licensed.

         Both plans are level-premium, cash value permanent life insurance products issued from $2,500 to $25,000 face amounts. Both plans are frequently used by individuals to cover final expenses. They are designed to be sold as companion plans using a simple application and no medical exams or tests. If all health questions can be answered "NO", the Simplified Issue Policy may be issued. Otherwise, the Guaranteed Issue Policy will be issued.

         Guaranteed Issue Whole Life is available for issue ages 46-80. The death benefit in policy years one to three is limited to a return of premium plus 10%. However, the full death benefit is payable in all years in case of accidental death. After three years, the full death benefit is payable for any cause of death.

         Simplified Issue Whole Life is available for issue ages 0-80. The full death benefit is payable from the issue date.

BROKERAGE

         The Company owns two brokerage subsidiaries, CSI and CSMR. CSI provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company's multi-line crop agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite, such as non-standard auto insurance, crop hail insurance, multi-peril crop insurance, mobile home insurance, poultry house insurance and flood insurance.

         41% and 16% of the CSI's brokerage revenues come from the sale of non-standard auto insurance through two carriers. 27% of CSI's revenue comes from the sale of crop hail and multi-peril crop insurance through one carrier. The contract with this carrier expires on June 30, 2006.

         CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, group life and health insurance. CSMR has contracted with 1,900 independent agents to write the Company's guaranteed issue and simplified issue whole life insurance.

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

EMPLOYEES

         In addition to its principal officers, the Company shares approximately 113 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employee's salaries, either based upon the Company's premium income in relation to the premium income of Mutual and Shield or the actual time expended on each company's affairs. The Company and its subsidiaries have 37 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its employee relations are good.

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

         2. Because the Company's agents can provide customers with coverage for all major lines of insurance they may utilize "account" selling. Account selling enables insureds to contact one agent regarding their total insurance needs; and

         3. The Company shares certain facilities, equipment and personnel with Mutual and Shield. The Company believes that sharing these expenses has a favorable impact on the ratio of expenses to premium income and enables the Company to enjoy economies of scale.

         In order to keep pace with trends in the industry, the Company introduces new products with premium rates and benefits that it believes are competitive with the industry.

ITEM 2.  PROPERTIES

         The Company, Mutual and Shield occupy offices located at 244 Perimeter Center Parkway, Atlanta, Georgia. The building is owned by a general partnership composed of Mutual and Gold Kist Inc. ("Gold Kist"). The Company has no ownership interest in the partnership. The facility consists of a three-story office building containing approximately 260,000 square feet of space of which the Company, Mutual and Shield share approximately 90,000 square feet. The Company believes that the facility is suitable to its business. Rental expense is allocated to the Company based on its proportionate share of square footage occupied.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On January 1, 1999, there were approximately 1,625 stockholders of the Company's common stock. The stock (symbol CSLI) is traded over-the-counter on the NASDAQ National Market System. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:

                             Stock Price(1)           Dividend
                         High          Low            Declared
--------------------------------------------------------------------------------
1998
    First Quarter        $18.75        14.38           .04
    Second Quarter        18.25        13.75           .04
    Third Quarter         15.50         9.63           .04
    Fourth Quarter        16.75         9.00           .04
--------------------------------------------------------------------------------
1997
    First Quarter        $ 7.69         6.69           .027
    Second Quarter        11.00         6.31           .033
    Third Quarter         11.50         9.75           .033
    Fourth Quarter        15.44        11.18           .033
--------------------------------------------------------------------------------

(1) The prices presented above are sale prices which represent price between broker-dealers and do not include mark-ups or mark-downs or any commission to the broker-dealer. Therefore, the prices presented above do not reflect prices in actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA

                        TEN-YEAR SELECTED FINANCIAL DATA

                                              1998              1997              1996              1995              1994
                                          ------------      ------------      ------------      ------------      ------------
AS OF DECEMBER 31
Total assets                              $180,773,289       165,337,309       148,824,187       139,381,979       124,412,468
                                          ------------      ------------      ------------      ------------      ------------
Total liabilities                         $126,282,437       115,941,296       105,910,335        99,694,942        90,855,648
                                          ------------      ------------      ------------      ------------      ------------
Total shareholders' equity                $ 54,490,852        49,396,013        42,913,852        39,687,037        33,556,820
                                          ------------      ------------      ------------      ------------      ------------
Book value per share                      $       8.56              7.72              6.71              6.23              5.28
                                          ------------      ------------      ------------      ------------      ------------
Closing price per share                   $      14.88             15.25              7.60              4.80              3.63
                                          ------------      ------------      ------------      ------------      ------------
YEARS ENDED DECEMBER 31
Premium income                            $ 10,172,998         8,189,370         6,702,922         7,842,595         7,991,806
                                          ------------      ------------      ------------      ------------      ------------
Mortality and expense
      charges                             $  9,762,356         9,430,814         8,697,621         7,218,946         7,136,723
                                          ------------      ------------      ------------      ------------      ------------

Net investment income, realized
      investment gains and brokerage
      income                              $ 12,365,999        11,308,794         9,458,474         8,814,035         7,597,136
                                          ------------      ------------      ------------      ------------      ------------
Total revenue                             $ 32,301,353        28,928,978        24,859,017        23,875,576        22,725,665
                                          ------------      ------------      ------------      ------------      ------------
Benefits and expenses                     $ 21,916,010        20,451,884        18,735,863        18,548,121        18,333,697
                                          ------------      ------------      ------------      ------------      ------------
Net earnings                              $  7,240,585         6,304,558         4,832,577         4,070,871         3,303,024
                                          ------------      ------------      ------------      ------------      ------------

Basic net earnings per share              $       1.13               .99               .76               .64               .54
                                          ------------      ------------      ------------      ------------      ------------
Diluted net earnings per share            $       1.10               .96               .74               .63               .51
                                          ------------      ------------      ------------      ------------      ------------
Dividends per share                       $       .160              .126              .102              .072              .060
                                          ------------      ------------      ------------      ------------      ------------

AS OF DECEMBER 31                             1993              1992              1991              1990              1989
                                          ------------      ------------      ------------      ------------      ------------
Total assets                              $116,237,515       111,133,117       102,258,764        94,837,003        89,058,288
                                          ------------      ------------      ------------      ------------      ------------
Total liabilities                         $ 85,285,402        82,346,176        75,210,219        68,395,286        62,061,677
                                          ------------      ------------      ------------      ------------      ------------
Total shareholders' equity                $ 30,952,113        28,786,941        27,048,545        26,441,717        26,996,611
                                          ------------      ------------      ------------      ------------      ------------
Book value per share                      $       5.10              4.74             4 .46              4.20              4.19
                                          ------------      ------------      ------------      ------------      ------------
Closing price per share                   $       3.20              2.77              2.77              3.09              3.31
                                          ------------      ------------      ------------      ------------      ------------
YEARS ENDED DECEMBER 31
Premium Income                            $  8,005,457         9,671,662         9,444,004         8,778,515         8,559,692
                                          ------------      ------------      ------------      ------------      ------------
Mortality and expense
      charges                             $  5,529,950         4,803,708         4,314,299         3,962,877         2,992,291
                                          ------------      ------------      ------------      ------------      ------------

Net investment income, realized
      investment gains and brokerage
      income                              $  7,271,267         7,111,110         7,069,597         6,291,331         6.575,258
                                          ------------      ------------      ------------      ------------      ------------
Total revenue                             $ 20,806,674        21,586,480        20,827,900        19,032,723        18,127,241
                                          ------------      ------------      ------------      ------------      ------------
Benefits and expenses                     $ 18,149,664        19,122,882        19,182,874        17,027,478        15,913,687
                                          ------------      ------------      ------------      ------------      ------------
Net earnings                              $  2,435,355         2,108,597         1,292,026         1,655,245         2,506,426
                                          ------------      ------------      ------------      ------------      ------------

Basic net earnings per share              $        .40               .33               .21               .26               .39
                                          ------------      ------------      ------------      ------------      ------------
Diluted net earnings per share            $        .39               .33               .20               .25               .38
                                          ------------      ------------      ------------      ------------      ------------
Dividends per share                       $       .051              .068              .119              .119              .103
                                          ------------      ------------      ------------      ------------      ------------

Note: All share and per share amounts have been adjusted for the following stock splits:

         October 1995 five-for-four
         April 1997     five-for-four
         January 1998  three-for-two

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

The Company's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums and mortality and expense charges billed for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. The Company believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin to finance future growth without a major entry into the debt or equity markets.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

Following is a summary of fixed maturities held for investment and available for sale by rating class:

                                                HELD FOR INVESTMENT                  AVAILABLE FOR SALE
                                                -------------------                  ------------------
                                               12/31/98         12/31/97         12/31/98         12/31/97
                                               --------         --------         --------         --------
U. S. Government                             $ 1,497,876        1,497,025       28,943,831       29,728,865
A or better                                   15,092,152       16,607,415       62,320,885       55,898,026
BBB or better                                         --               --        9,589,060        6,264,380
                                             -----------      -----------      -----------      -----------
                                             $16,590,028       18,104,440      100,853,776       91,891,271
                                             -----------      -----------      -----------      -----------

MORTGAGE LOANS

         The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

         The loan-to-value ratio on delinquent loans is 40%. Therefore, the Company does not anticipate any loss should it choose to foreclose.

POLICY LOANS

         All policy loans are secured by the cash surrender value of the policies.

SHORT-TERM INVESTMENTS

            All short-term investments are in U.S. Treasury Bills.

OTHER INVESTMENTS

         Other investments consist of the Company's equity in a limited partnership. The partnership invests in other insurance companies and related industries.


RESULTS OF OPERATIONS

         The Company's operations can be grouped into three major segments, individual life insurance, guaranteed issue and simplified issue life insurance, and brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company's operations in each segment are concentrated within its southeastern state geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company's exclusive and independent agents.

PREMIUM INCOME AND MORTALITY AND EXPENSES CHARGES:

INDIVIDUAL LIFE INSURANCE

         Premium income and mortality and expense charges produced by the Company's multi-line exclusive agency force for the last three years are as follows:

                                      1998             1997             1996
                                   -----------      -----------      -----------
Premium income                     $ 5,572,243        5,426,473        5,212,243
Mortality and expense charges        9,762,356        9,430,814        8,697,621
                                   -----------      -----------      -----------
                                   $15,334,599       14,857,287       13,909,864
                                   ===========      ===========      ===========

         The total income amount for 1998 represents a 3.2% increase over 1997, compared with a 6.8% increase in 1997 over 1996. The Company anticipates increased growth in these lines in 1999 as a result of improvements made in two key products in 1998.

GUARANTEED ISSUE AND SIMPLIFIED ISSUE LIFE INSURANCE

         Guaranteed issue and simplified issue products are distributed by approximately 1,900 independent agents and the Company's multi-line exclusive agents. The Company began selling this products in 1996. Premium income from these products were $3,794,585, $1,922,379 and $613,178 in 1998, 1997 and 1996,
respectively. These increases represent growth of 97.4% and 213.5% for 1998 and 1997, respectively. The Company expects continued growth in this line of business.

         The Company also receives premium income from individual accident and health policies and group life premiums from participation in the Federal employee and servicemen pools. The earnings effect from these sources of premium income is not significant.

INVESTMENT INCOME

         Investment income increased 9%, 6% and 8% in 1998, 1997 and 1996, respectively. Growth in the overall investment portfolio, fluctuations in interest rates on new investments, and the mix of securities account for the variance in yearly increases.

REALIZED INVESTMENT GAINS

         Realized investment gains during the past three years resulted from the sale of bonds. The Company anticipates that future gains will be approximately $120,000 per year. Larger gains in 1998 resulted from the Company taking advantage of market conditions to increase its overall portfolio yield.

BROKERAGE INCOME

         CSI provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company's multi-line agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite. CSI earned $1,274,450 in 1998, $1,236,114 in 1997 and $561,555 in 1996. In late
1996, CSI in conjunction with its property and casualty affiliate, finalized a contract to transfer management of its property and casualty affiliate's multi-peril crop and crop hail insurance to Blakely Crop Hail, a Kansas based company. Through the brokerage agreement with Blakely, CSI will receive an override commission based on premium volume generated by sales of multi-peril crop and crop hail insurance. During 1998 and 1997, $537,000 and $780,000, respectively, of gross income was realized under this agreement.

         CSI also received over-ride commissions of $819,000, $855,000 and $606,000 from a non-standard auto insurer during 1998, 1997 and 1996, respectively. In 1998, CSI added an additional non-standard automobile insurer.

         Another subsidiary, CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi- line agents with life and health products that the Company does not want to underwrite. CSMR earned $295,053 in 1998, $305,086 in 1997 and $320,148 in 1996. The decline in CSMR earnings in 1998 resulted from the utilization of all of its tax loss carry forwards during 1997. On an overall basis, total brokerage revenues amounted to $3,214,216, $3,141,695 and $1,785,761 in 1998, 1997 and 1996, respectively.

BENEFITS

         Benefits including reserve increases for the last three years on individual life and guaranteed issue/simplified issue products are as follows:

                              1998             1997             1996
                          -----------      -----------      -----------
Individual                $10,429,767        9,964,268        9,724,458
Guaranteed issue
    simplified issue      $ 2,317,006        1,107,883          399,070

         Benefits for individual life and guaranteed issued simplified issue as a percentage of premiums and mortality and expense charges for those products were 67% in 1998 and 66% for 1997 and 1996. The Company expects the ratio to range between 65% and 70%.

OPERATING EXPENSES

         Operating expenses and amortization of policy acquisition costs as a percentage of total premium income, mortality and expense charges, and brokerage income were 35%, 41% and 45% for 1998, 1997 and 1996, respectively. The higher percentage in 1996 was due to the elimination of group health premiums received from the Company's agents and employees. In addition, during the fourth quarters of 1998 and 1997, the Company adjusted downward per policy costs and mortality assumptions on interest sensitive products to reflect improvement in actual costs and mortality. The effect of these adjustments was to lower the amortization of deferred acquisition costs.

FEDERAL INCOME TAXES

         The effective tax rates were 30% for 1998, 26% for 1997 and 21% for 1996. The increase in effective tax rates in the last two years, was due to CSMR utilizing all of its tax loss carry forwards in the fourth quarter of 1997 and the increase in deferred acquisition costs and other temporary differences which are taxed at a rate of 34% and do not reflect the impact of the small company deduction. The Company anticipates that future tax rates will range from 30% to 33%.

QUARTERLY RESULTS

         Quarterly earnings may fluctuate significantly during the year. These fluctuations are due to irregular claims occurrences and the timing of certain investment transactions.

INFLATION

         Prolonged inflation can adversely affect insurance operations. Expenses tend to increase while premiums are generally fixed for the life of the policy. Real and nominal interest rates have fluctuated considerably over the years, causing major swings in investment market values and growth in related investment income. In an effort to control these effects, management is continuing to emphasize cost control and to invest in short-term and intermediate-term investments.

YEAR 2000

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information when the year changes to 2000. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a micro-controller to process date information. The Year 2000 issue could disrupt a company's operations by generating erroneous data or causing system failures or miscalculations.

         The Company currently utilizes both IT and non-IT systems to conduct its business. IT systems that the Company utilizes include third party business application systems, computer hardware, and operating systems. Non-IT systems that the Company utilizes include embedded technology such as micro-controllers, which are critical in conducting its business. The Company also has several material third party relationships that must address the Year 2000 issue of their IT and non-IT systems, including the Company's related parties, reinsurers and third party administrators.

THE COMPANY'S STATE OF READINESS

         In 1995, the Company initiated a three phased project to address the business issues associated with Year 2000 and its impact on both IT and non-IT systems. The project was designed to address both internal considerations and external considerations affecting customers, business relationships, and the resulting impact on Company operations. Project progress is regularly reviewed by the Company's senior management and Board of Directors.

         Phase 1: Business Applications Systems: This phase addresses the evaluation, testing, and upgrading of the Company's mission-critical business application systems, including the Life administration systems, general ledger, accounts payable, and business interfaces to and from these systems. This phase of the project was completed and fully implemented as of December 31, 1998. The costs of testing and replacing non-compliant IT systems have totaled approximately $10,000, in 1998 and have been expensed as incurred.

         Phase 2: Information Technology Hardware/Operating Systems. This phase addresses the evaluation, testing and upgrading of the Company's mainframe hardware and operating systems. This phase of the project is 25% complete, with an expected completion date of September 30, 1999. The costs associated with this compliance effort have totaled $62,500 in 1998, and have been expensed as incurred. The remaining costs anticipated with this phase of the project total $33,000.

         Phase 3: External Relationships and Other IT and Non-IT Systems. This phase includes the development of plans to address the Company's embedded technology, such as micro- controllers, secondary infrastructure issues, the assessment of Year 2000 readiness of material third party relationships, and other operational and contingency plans. The Company has completed its inventory of all systems and relationships that fall under this category, and currently is in the process of assessing its Year 2000 exposure. This phase of the project is expected to be complete by June 1999 for secondary infrastructure issues, and carry through the first quarter of 2000 for other items. The anticipated costs of this phase for 1999 is $350,000. Included in this amount is $300,000 budgeted to implement, if necessary, contingency plans to prevent business interruptions should critical third parties fail to complete their Year 2000 efforts. This amount does not include the costs of reallocating internal resources.

YEAR 2000 ISSUES RELATING TO THIRD PARTIES

         The Company does rely on several third party systems whose non-compliance could materially impact the results of operations. Certain insurance companies process override commissions for the benefit of the Company's subsidiaries, CSMR and CSI. Another significant business partner is involved in the administrative, billing, collection and reporting of financial transactions relating to the Company's payroll deduction universal life products. Non-compliance by these third parties could negatively affect the Company's revenue stream. The Company has surveyed and/or visited these companies to determine the status of their Year 2000 compliance, and has developed contingency plans in the event of Year 2000 failures with these material relationships. The Company will continue to monitor the status of these relationships as well as other significant relationships, and although the Company has not received any indication at this time that these third parties will not be Year 2000 compliant, the Company has not received nor expects to assume that the third parties will guarantee that their remediation efforts will result in Year 2000 compliance.

         The Company has system contingency services contracted through a major third party provider and is presently refining support related to potential Year 2000 issues. In addition, the Company has plans to develop a Year 2000 operational support plan for the millennium weekend, including on-site staff and on-call support. Exposure and risk management will continue through the first quarter of 2000.


RISKS OF YEAR 2000 ISSUES

         In light of its compliance efforts, the Company does not believe that the Year 2000 issue will materially adversely affect operations or results of operations, and does not expect implementation to have a material impact on the Company's financial statements. However, there can be no assurance that the Company's systems will be Year 2000 compliant prior to December 31, 1999, or that the failure of any such system will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition, to the extent the Year 2000 problem has a material adverse effect on business, operations and financial condition of third parties with whom the Company has material relationships, such as customers, distributors, vendors, suppliers and financial institutions, the Year 2000 problem could have a material adverse effect on the Company's business, results of operations and financial condition.

         The above Year 2000 discussion contains forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 readiness efforts and the impact of Year 2000 issues on the Company's business, financial condition and results of operations. Various factors, many of which are beyond the control of the Company, could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements. Some of these factors include, but are not limited to, the accuracy of the Year 2000 assurances, disclosures or representations by the Company's customers, distributors, vendors, suppliers, financial institutions and other third parties with whom it has material relationships, availability of qualified personnel and other information technology resources and any actions of third parties with respect to Year 2000 problems.

FORWARD-LOOKING STATEMENTS

         The Company has made certain forward-looking statements in this Annual Report for the year ended December 31, 1998, and has and will make such statements in other contexts. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

         Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein. The Company disclaims any obligation to update forward-looking information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

         Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers which owe the Company money, will not pay. The Company minimizes this risk by adhering to a conservative investment strategy and by contracting with reinsuring companies that meet certain rating criteria and other qualifications.

INTEREST RATE RISK

         The Company's fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair values of these securities. The changes in fair market values of the available for sale portfolio are presented as a component of stockholders equity in accumulated other comprehensive income, net of taxes. The Company invests in government, governmental agency and high quality corporate bonds. The fixed maturity portfolio had an effective duration of 4.1 years and an average rating of AA3 at December 31, 1998. Company policy is to have an effective duration of less than ten years and to not purchase bonds with less than an A rating. Through cash flow models, the Company works to lessen the impact of interest rate fluctuations on its available for sale portfolio.

         The Company's liabilities for interest sensitive products are carried at full account value. The Company has changed the credited interest rate in the past to reflect changes in market interest rates.

         The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical 100 and 200 basis point increase/decrease in interest rates on the market values of the fixed investment portfolio. The selection of 100 and 200 basis point increases/decreases in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.


                                                                                                        HYPOTHETICAL
                                                                                    ESTIMATED FAIR       PERCENTAGE
                                                               ESTIMATED             VALUE AFTER      INCREASE(DECREASE)
                                          ESTIMATED            CHANGE IN            HYPOTHETICAL       IN SHAREHOLDER
                                            VALUE            INTEREST RATES          CHANGE IN          EQUITY BEFORE
                                      DECEMBER 31, 1998     (BP-BASIS POINTS)       INTEREST RATES           TAXES
                                      -----------------     -----------------       --------------    -----------------
Held for investment:
   U.S. Treasury securities
      and obligations of U.S.
      government corporations
      and agencies                         $ 1,555           200 bp decrease              1,646               N/A
                                                             100 bp decrease              1,612               N/A
                                                             100 bp increase              1,547               N/A
                                                             200 bp increase              1,516               N/A
Debt securities issued by
      foreign governments                  $ 2,138           200 bp decrease              2,301               N/A
                                                             100 bp decrease              2,242               N/A
                                                             100 bp increase              2,130               N/A
                                                             200 bp increase              2,077               N/A

Corporate securities                       $13,742           200 bp decrease             14,808               N/A
                                                             100 bp decrease             14,297               N/A
                                                             100 bp increase             13,344               N/A
                                                             200 bp increase             12,901               N/A
Available for sale:
   U.S. Treasury
      and obligations of U.S.
      government corporations
      and agencies                         $ 4,287           200 bp decrease              4,532               .45
                                                             100 bp decrease              4,455               .31
                                                             100 bp increase              4,275              (.28)
                                                             200 bp increase              4,132              (.60)

Corporate securities                       $71,534           200 bp decrease             80,609             16.65
                                                             100 bp decrease             76,652              9.39
                                                             100 bp increase             69,001             (4.65)
                                                             200 bp increase             65,294            (11.45)

Mortgage-backed securities                 $25,033           200 bp decrease             26,309              2.34
                                                             100 bp decrease             25,753              1.32
                                                             100 bp increase             24,520              (.94)
                                                             200 bp increase             23,499             (2.28)
                                          --------

Total fixed maturities                    $118,289           200 bp decrease            130,205
                                           =======           100 bp decrease            125,011
                                                             100 bp increase            114,817
                                                             200 bp increase            109,419


(dollars in thousands)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                   December 31,
                                                                                   ------------
                                Assets                                       1998                 1997
                                ------                                       ----                 ----
Investments:
     Fixed maturities, held for investment, at amortized
        cost                                                            $  16,590,028          18,104,440
     Fixed maturities, available for sale, at fair value                  100,853,776          91,891,271
     First mortgage loans on real estate                                    3,531,728           4,215,962
     Policy loans                                                           8,155,752           7,976,103
     Short-term investments                                                 7,196,901           3,755,294
     Other Invested assets                                                  1,000,000                  --
                                                                        -------------       -------------
               Total investments                                          137,328,185         125,943,070

Cash                                                                          938,728           1,303,739
Accrued investment income                                                   1,913,456           1,928,498
Amounts receivable, principally premiums                                    2,547,510           3,242,432
Amount due from reinsurers                                                  2,492,493           2,376,473
Deferred policy acquisition costs                                          34,950,104          29,842,783
Refundable Federal income taxes                                                    --             166,460
Other assets                                                                  602,813             533,854
                                                                        -------------       -------------
                                                                        $ 180,773,289         165,337,309
                                                                        =============       =============
                      Liabilities and Shareholders' Equity
                      ------------------------------------

Policy liabilities and accruals:
     Future policy benefits                                             $ 112,423,878         104,269,283
     Policy claims and benefits payable                                     1,053,061           1,356,308
                                                                        -------------       -------------
               Total policy liabilities and accruals                      113,476,939         105,625,591

Federal income taxes:
     Current                                                                   80,869                  --
     Deferred                                                               5,621,684           3,920,376
Other liabilities                                                           7,102,945           6,395,329
                                                                        -------------       -------------
               Total liabilities                                          126,282,437         115,941,296
                                                                        -------------       -------------

Shareholders' equity:
     Common stock of $1 par value.  Authorized 20,000,000
        shares; issued 6,754,504 shares                                     6,754,504           6,754,504
     Additional paid-in capital                                             1,478,639           1,283,745
     Accumulated other comprehensive income, net                            1,779,920           1,285,556
     Retained earnings                                                     47,420,827          41,204,889
     Less:
        Unearned compensation - restricted stock                             (317,860)                 --
        Treasury stock, at cost (392,716 shares in 1998 and
                353,629 shares in 1997)                                    (2,625,178)         (1,132,681)
                                                                        -------------       -------------
               Total shareholders' equity                                  54,490,852          49,396,013
                                                                        -------------       -------------

                                                                        $ 180,773,289         165,337,309
                                                                        =============       =============

See accompanying notes to consolidated financial statements

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                       Consolidated Statements of Earnings


                                                                      Years ended December 31,
                                                                      ------------------------
                                                                1998             1997             1996
                                                                ----             ----             ----
Revenues:
     Premium income:
        Life                                                $10,038,981        8,014,887        6,537,594
        Accident and health                                     134,017          174,483          165,328
                                                            -----------      -----------      -----------
               Total premium income                          10,172,998        8,189,370        6,702,922

     Mortality and expense charges                            9,762,356        9,430,814        8,697,621
     Net investment income                                    8,787,048        8,056,400        7,565,768
     Realized investment gains                                  364,735          110,699          106,945
     Brokerage income                                         3,214,216        3,141,695        1,785,761
                                                            -----------      -----------      -----------
               Total revenues                                32,301,353       28,928,978       24,859,017
                                                            -----------      -----------      -----------

Benefits and expenses:
     Life benefits and claims                                13,409,685       11,713,161       10,820,516
     Accident and health benefits and claims                    302,087          227,428          203,224
     Amortization of deferred policy acquisition costs        1,809,619        2,271,407        2,421,587
     Other operating expenses                                 6,394,619        6,239,888        5,290,536
                                                            -----------      -----------      -----------
               Total benefits and expenses                   21,916,010       20,451,884       18,735,863
                                                            -----------      -----------      -----------

               Earnings before Federal income taxes          10,385,343        8,477,094        6,123,154
                                                            -----------      -----------      -----------

Federal income taxes:
     Current                                                  1,546,986        1,515,393        1,101,651
     Deferred                                                 1,597,772          657,143          188,926
                                                            -----------      -----------      -----------
               Total Federal income taxes                     3,144,758        2,172,536        1,290,577
                                                            -----------      -----------      -----------

               Net earnings                                 $ 7,240,585        6,304,558        4,832,577
                                                            ===========      ===========      ===========

               Basic net earnings per share of
                    common stock                            $      1.13              .99              .76
                                                            ===========      ===========      ===========

               Diluted net earnings per share of
                    common stock                            $      1.10              .96              .74
                                                            ===========      ===========      ===========

Weighted average number of shares used in
     computing basic earnings per share (note 1)              6,410,345        6,400,145        6,389,277
                                                            ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                                                      Years ended December 31,
                                                                      ------------------------
                                                              1998               1997               1996
                                                              ----               ----               ----
Common stock - balance at beginning and
     end of year                                           $ 6,754,504          6,754,504          6,754,504
                                                           -----------        -----------        -----------

Additional paid-in capital:
     Balance at beginning of year                            1,283,745          1,283,969          1,292,207
     Treasury shares issued                                      9,894               (224)            (8,238)
     Tax benefit arising from issuance of
        restricted stock                                       185,000                 --                 --
                                                           -----------        -----------        -----------
     Balance at end of year                                  1,478,639          1,283,745          1,283,969
                                                           -----------        -----------        -----------

Accumulated other comprehensive income:
     Balance at beginning of year                            1,285,556            297,609          1,354,897
                                                           -----------        -----------        -----------

     Change in unrealized gains (losses):
           Unrealized gains (losses) during year               848,053          1,802,499         (1,998,408)
           Deferred (taxes) benefit                           (288,338)          (612,850)           679,459
           Deferred acquisition cost adjustment                (65,351)          (201,702)           261,661
                                                           -----------        -----------        -----------
           Other comprehensive income (loss)                   494,364            987,947         (1,057,288)
                                                           -----------        -----------        -----------
     Balance at end of year                                  1,779,920          1,285,556            297,609
                                                           -----------        -----------        -----------

Retained earnings:
     Balance at beginning of year                           41,204,889         35,713,441         31,528,739
     Net earnings                                            7,240,585          6,304,558          4,832,577
     Dividends of $.16 per share in 1998,
        $.126 in 1997, and $.102 in 1996                    (1,024,647)          (813,110)          (647,875)
                                                           -----------        -----------        -----------
     Balance at end of year                                 47,420,827         41,204,889         35,713,441
                                                           -----------        -----------        -----------

Unearned compensation - restricted stock:
     Balance at beginning of year                                   --                 --                 --
     Shares awarded                                           (317,860)                --                 --
                                                           -----------        -----------        -----------
     Balance at end of year                                   (317,860)                --                 --
                                                           -----------        -----------        -----------

Treasury stock:
     Balance at beginning of year                           (1,132,681)        (1,135,671)        (1,243,310)
     Cost of shares purchased (89,354 shares in 1998)       (1,581,678)                --                 --
     Cost of shares issued (50,267 shares in 1998,
        934 shares in 1997, and 33,578 shares
        in 1996)                                                89,181              2,990            107,639
                                                           -----------        -----------        -----------
     Balance at end of year                                 (2,625,178)        (1,132,681)        (1,135,671)
                                                           -----------        -----------        -----------
               Total shareholders' equity (note 9)         $54,490,852         49,396,013         42,913,852
                                                           ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                                                                     Years ended December 31,
                                                                     ------------------------
                                                            1998              1997              1996
                                                            ----              ----              ----
Net earnings                                              $7,240,585         6,304,558         4,832,577
                                                          ----------        ----------        ----------

Other comprehensive income (loss) before tax:
      Unrealized gains (losses) on securities
                        available for sale                 1,147,437         1,711,496        (1,629,802)
      Reclassification adjustment for realized gains
            included in net earnings                        (364,735)         (110,699)         (106,945)
                                                          ----------        ----------        ----------
               Total other comprehensive income
                   (loss) before tax                         782,702         1,600,797        (1,736,747)

Income tax expense (benefit) related to
      items of other comprehensive income                    288,338           612,850          (679,459)
                                                          ----------        ----------        ----------
               Other comprehensive income (loss),
                   net of tax                                494,364           987,947        (1,057,288)
                                                          ----------        ----------        ----------

               Total comprehensive income                 $7,734,949         7,292,505         3,775,289
                                                          ==========        ==========        ==========


See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                               Years ended December 31,
                                                                               ------------------------
                                                                      1998               1997               1996
                                                                      ----               ----               ----
Cash flows from operating activities:
     Net earnings                                                $  7,240,585          6,304,558          4,832,577
     Adjustments to reconcile net earnings to net
        cash provided from operating activities:
           Increase in policy liabilities and accruals              7,851,348          7,370,515          6,947,867
           Increase in deferred policy acquisition costs           (5,172,476)        (3,254,178)        (2,357,831)
           Change in Federal income taxes                           1,845,101            591,122            (62,877)
           Decrease (increase) in amounts receivable
              and amounts due from reinsurers                         578,902         (1,220,114)          (436,785)
           Other, net                                                 613,080          1,567,988           (543,860)
                                                                 ------------       ------------       ------------
                  Net cash provided from operating
                     activities                                    12,956,540         11,359,891          8,379,091
                                                                 ------------       ------------       ------------

Cash flows from investing activities:
     Purchase of fixed maturities held for investment                      --                 --         (1,495,780)
     Purchase of fixed maturities available for sale              (31,232,770)       (18,827,126)       (22,109,575)
     Purchase of other invested assets                             (1,000,000)                --                 --
     Sale of fixed maturities available for sale                   14,950,214          5,508,045          3,483,374
     Proceeds from maturities of fixed maturities
        held for investment                                         1,500,000          2,118,719          1,856,816
     Proceeds from maturity and redemption of
        fixed maturities available for sale                         8,090,844          3,765,544          7,027,662
     First mortgage loans originated                                       --           (312,000)          (102,000)
     Principal collected on first mortgage loans                      684,234            866,315            756,195
     Net increase in policy loans                                    (179,649)          (938,358)          (361,791)
        Other, net                                                   (185,567)          (201,946)           147,875
                                                                 ------------       ------------       ------------
                  Net cash used in investing activities            (7,372,694)        (8,020,807)       (10,797,224)
                                                                 ------------       ------------       ------------

Cash flows from financing activities:
     Cash dividends paid                                           (1,024,647)          (813,110)          (647,875)
     Purchase of treasury stock                                    (1,581,678)                --                 --
     Sale of treasury stock                                            99,075              2,766             99,401
                                                                 ------------       ------------       ------------
                  Net cash used in financing activities            (2,507,250)          (810,344)          (548,474)
                                                                 ------------       ------------       ------------

                  Net increase (decrease) in cash and
                     cash equivalents                               3,076,596          2,528,740         (2,966,607)

Cash and cash equivalents:
     Beginning of year                                              5,059,033          2,530,293          5,496,900
                                                                 ------------       ------------       ------------

     End of year                                                 $  8,135,629          5,059,033          2,530,293
                                                                 ============       ============       ============
Supplemental disclosures of cash paid during
     the year - income taxes                                     $  1,299,657          1,292,128          1,353,651
                                                                 ============       ============       ============

See accompanying notes to consolidated financial statements

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


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

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                  FUTURE POLICY BENEFITS

                  Future policy benefits on traditional individual life insurance policies are computed using a net level premium method based upon conservative assumptions as to investment yields, withdrawals, morbidity, and mortality. Future policy benefits on universal life insurance policies and annuities represent the contract's accumulated account value.

                  DEFERRED POLICY ACQUISITION COSTS

                  The costs of acquiring most new individual life business are deferred and amortized with interest over the premium-paying period of the related policies. For traditional life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions as used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract's annual gross profits to total anticipated gross profits. First- year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product marketing, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $6,982,000 in 1998, $5,526,000 in 1997, and $4,780,000 in 1996.

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

                  Investments deemed to have a loss in value, which is other than temporary, are written down to their estimated net realizable value. Unrealized gains and losses on fixed maturities available for sale are excluded from earnings and are reported within stockholders' equity as a component of accumulated other comprehensive income, net of deferred taxes and amounts attributable to the Company's universal life and annuity products.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                  INCOME TAXES

                  The Company and CSI and CSMR file a consolidated Federal income tax return.

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

                          January 20, 1998                   Three-for-two
                          April 30, 1997                     Five-for-four

                  The following table summarizes information relating to the calculation of basic and diluted earnings per share of common stock:

                                                              Years ended December 31,
                                                              ------------------------
                                             1998                       1997                        1996
                                             ----                       ----                        ----
                                   Income         Shares        Income        Shares        Income        Shares
                                 (Numerator)   (Denominator)  (Numerator)  (Denominator)  (Numerator)  (Denominator)
                                 -----------   -------------  -----------  -------------  -----------  -------------
Basic EPS                         $7,240,585     6,410,345     6,304,558     6,400,145     4,832,577     6,389,277
Effect of dilutive securities:
  Options                                 --        70,768            --        82,023            --        59,037
  Restricted stock                        --        81,257            --        94,068            --        69,609
                                  ----------    ----------    ----------    ----------    ----------    ----------

Diluted EPS                       $7,240,585     6,562,370     6,304,558     6,576,236     4,832,577     6,517,923
                                  ==========    ==========    ==========    ==========    ==========    ==========

                  STOCK-BASED COMPENSATION

                  The Company accounts for its various stock-based compensation in accordance with the provisions set forth in Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock- Based Compensation. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant or alternatively, continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock-based grants as if the fair value-based method had been applied as defined in SFAS No.
                  123. In accordance with APB Opinion No. 25, compensation expense is recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date. The Company has elected to continue to apply the provisions set forth in APB Opinion No. 25 and follow the disclosure provisions of SFAS No. 123. See note 8 for further information.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                  COMPREHENSIVE INCOME

                  Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires al items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards, and consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

                  SEGMENT DISCLOSURE

                  Also effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The operating results for the Company's operating segments are contained on page 4 of the Form 10-K.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

                  In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise, an amendment of FASB Statement No. 65 (SFAS No.
                  134). SFAS No. 134 is effective for the first quarter beginning after December 15, 1998. The Company does not believe the provisions of SFAS no. 134 will have a significant impact on the financial statements upon adoption.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(2)      INVESTMENTS

         The amortized cost and estimated market values of investments in debt securities as of December 31, 1998 and 1997 are as follows:

                                                                        1998
                                                                        ----
                                                                  Gross         Gross         Estimated
                                              Amortized         unrealized    unrealized         fair
                                                cost              gains         losses           value
                                                ----              -----         ------           -----
         Held for investment:
            U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                $ 1,497,876          56,964            --         1,554,840
            Debt securities issued by
                 foreign governments           1,992,730         145,480            --         2,138,210
            Corporate securities              13,099,422         642,583            --        13,742,005
                                             -----------     -----------       -------       -----------
                     Total                   $16,590,028         845,027            --        17,435,055
                                             ===========     ===========       =======       ===========


         Available for sale:
            U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                $ 4,247,714          72,156        32,957         4,286,913
            Corporate securities              69,029,504       2,578,746        74,686        71,533,564
            Mortgage-backed securities        24,375,455         657,844            --        25,033,299
                                             -----------     -----------       -------       -----------

                     Total                   $97,652,673       3,308,746       107,643       100,853,776
                                             ===========     ===========       =======       ===========

                                                                      1997
                                                                      ----
                                                                Gross          Gross         Estimated
                                              Amortized       unrealized     unrealized         fair
                                                cost            gains          losses           value
                                                ----            -----          ------           -----
         Held for investment:
            U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                $ 1,497,025          32,975           --         1,530,000
            Debt securities issued by
                 foreign governments           1,990,736         129,264           --         2,120,000
            Corporate securities              14,616,679         353,595       11,630        14,958,644
                                             -----------     -----------       ------       -----------

                     Total                   $18,104,440         515,834       11,360        18,608,644
                                             ===========     ===========       ======       ===========

         Available for sale:
            U.S. Treasury securities
                 and obligations of U.S.
                 government corporations
                 and agencies                $ 4,387,336          71,489           --         4,458,825
            Corporate securities              59,748,584       1,623,073       84,602        61,287,055
            Mortgage-backed securities        25,402,301         752,133        9,043        26,145,391
                                             -----------     -----------       ------       -----------

                     Total                   $89,538,221       2,446,695       93,645        91,891,271
                                             ===========     ===========       ======       ===========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized        Estimated
                                                            cost          fair value
         Held for investment:
              Due in one year or less                    $   500,097         502,225
              Due after one year through five years       12,745,513      13,323,001
              Due after five years through ten years       3,344,418       3,609,829
                                                         -----------     -----------
                  Total                                  $16,590,028      17,435,055
                                                         ===========     ===========

                                                          Amortized        Estimated
                                                            cost          fair value
         Available for sale:
              Due in one year or less                      3,504,693       3,536,315
              Due after one year through five years       17,087,140      17,792,700
              Due after five years through ten years      30,057,423      31,511,232
              Due after ten years                         22,627,962      22,980,230
              Mortgage-backed securities                  24,375,455      25,033,299
                                                         -----------     -----------
                  Total                                  $97,652,673     100,853,776
                                                         ===========     ===========

Bonds with amortized cost of approximately $1,800,000 at December 31, 1998 were on deposit with state regulatory authorities in accordance with statutory requirements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

         Realized and unrealized gains and losses on investments for the years ended December 31, were as follows:

                                                                                 1998             1997             1996
                                                                              ----------       ----------       ----------
         Realized gains (losses) on sales and redemptions of investments:
               Fixed maturities held for investment:
                  Gross gains                                                 $       --               --            1,041
                  Gross losses                                                        --          (18,719)            (581)
                                                                              ----------       ----------       ----------
                        Net realized gains (losses)                                   --          (18,719)             460
                                                                              ----------       ----------       ----------

               Fixed maturities available for sale:
                  Gross gains                                                    388,844          129,418          133,069
                  Gross losses                                                   (24,109)              --          (26,584)
                                                                              ----------       ----------       ----------
                        Net realized gains                                       364,735          129,418          106,485
                                                                              ----------       ----------       ----------

                        Total                                                    364,735          110,699          106,945
                                                                              ----------       ----------       ----------

         Changes in unrealized gains (losses):
            Fixed maturities held for investment                                 340,823          352,948         (693,042)
            Fixed maturities available for sale                                  848,053        1,802,499       (1,998,408)
                                                                              ----------       ----------       ----------
                        Net unrealized gains (losses)                          1,188,876        2,155,447       (2,691,450)
                                                                              ----------       ----------       ----------

                        Total realized and unrealized
                             gains (losses)                                   $1,553,611        2,266,146       (2,584,505)
                                                                              ==========       ==========       ==========

         Details of net investment income are as follows:

                                                                                 1998             1997             1996
                                                                              ----------       ----------       ----------
           Investment income:
              Fixed maturities held for investment                            $1,181,695        1,244,735        1,395,312
              Fixed maturities available for sale                              6,619,801        5,917,054        5,371,791
              First mortgage loans                                               333,870          395,235          429,312
              Policy loans                                                       576,800          527,493          480,635
              Short-term investments                                             355,820          285,267          257,926
                                                                              ----------       ----------       ----------
                    Total investment income                                    9,067,986        8,369,784        7,934,976

              Less investment expenses                                           280,938          313,384          369,208
                                                                              ----------       ----------       ----------

                    Net investment income                                     $8,787,048        8,056,400        7,565,768
                                                                              ==========       ==========       ==========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

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

                  The estimated fair values and carrying value of the Company's financial instruments at December 31, 1998 and 19967 are the same except for investment securities which are detailed in footnote 2 and mortgage loans as follows:

                                                             Mortgage loans
                                                             --------------
                                                      Carrying           Fair
                                                       amount            value
                                                       ------            -----
                     1998                            $3,531,728        3,660,532
                     1997                            $4,215,962        4,325,740
                                                     ==========        =========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(4)     FUTURE POLICY BENEFITS AND REINSURANCE

        The composition of future policy benefits, and the significant assumptions used in their development are as follows:

                                         Future policy
                                           benefits                                         Assumptions
                                         -------------        Years                         -----------
        Line of business             1998           1997     of issue    Interest rates      Mortality             Withdrawals
        ----------------             ----           ----     --------    --------------      ---------             -----------
                                       ($000 omitted)
        Life:
           Individual              $  4,076        4,273      l956-65          4%         l955-60 Basic Table       Company
                                                                                          Select and Ultimate       experience

           Individual                 8,617        8,892      l966-79     6.5% - 5% (A)   Same as above             Same as above

           Individual                 5,553        5,490      l980-88     7.5% - 6% (A)   l965-70 Basic Table       Same as above
                                                                                          Select and Ultimate

           Individual                10,977        7,761      1989-98     7.5% - 6% (A)   1975-80 Basic Table       Same as above
                                                                                          Select and Ultimate

           Individual                 4,059        3,789      Various     3.5% - 2.5%     Statutory                      --

           Annuities and
              universal life         79,097       74,012      Various     6.25% - 4.5%    Accumulated                    --
                                                                                          account value

           Group                          5            5      Various            --       Unearned premiums              --
                                   --------      -------
                                    112,384      104,222

        Accident and health -
           individual                    40           47      Various            3%                      --              --
                                         --           --

           Total future
              policy
              benefits             $112,424      104,269
                                   ========      =======

         (A)      Interest rates are graded to the ultimate rate in 25 years.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

         The Company participates in certain business assumed from federally sponsored group pools. Further, it is the Company's general policy to reinsure individual life insurance in excess of $100,000, group life insurance in excess of $55,000, major medical payments in excess of $75,000 annually per individual, accidental deaths, and certain disability income coverage. Amounts ceded under reinsurance agreements become liabilities of the Company should the reinsurers be unable to meet their obligations under the reinsurance agreements. The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:

                                                    1998              1997              1996
                                                 ----------        ----------        ----------
         Premium income:
              Direct premiums                   $10,931,789         8,816,115         7,102,032
              Reinsurance assumed                   672,153           666,034           712,170
              Reinsurance ceded                  (1,430,944)       (1,292,779)       (1,111,280)
                                                 ----------        ----------        ----------

                     Net premium income         $10,172,998         8,189,370         6,702,922
                                                 ----------        ==========        ==========

         Mortality and expense charges ceded     $2,119,851         1,818,826         1,590,701
                                                 ----------        ----------        ----------

         Benefits and claims:
              Reinsurance assumed                $  662,918           641,005           696,986
                                                 ==========        ==========        ==========

              Reinsurance ceded                  $2,966,909         4,149,310         2,756,838
                                                 ==========        ==========        ==========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(5)      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 1998 and 1997 is composed of the tax-effected temporary differences related to the following amounts:

                                                                   1998            1997
                                                                ----------      ----------
         Deferred tax assets:
              Deferred policy acquisition costs - tax           $1,477,786       1,330,770
              Life insurance reserves                            4,802,693       4,697,802
              Unearned mortality and expense charges               832,676         709,504
              Post-retirement health benefits liability            102,741         105,759
              Deferred compensation                                206,511         139,869
              Capital loss carryforward                                 --         129,012
              Other, net                                           111,386          93,255
                                                                ----------      ----------
                        Total deferred tax assets                7,533,793       7,205,971
                                                                ----------      ----------

         Deferred tax liabilities:
              Fixed maturities available for sale                1,088,375         808,803
              Deferred policy acquisition costs - financial
                        statements                              11,973,712      10,237,548
              Due and unpaid premiums                               67,221          58,112
              Other, net                                            26,169          21,884
                                                                ----------      ----------
                        Total deferred tax liabilities          13,155,477      11,126,347
                                                                ----------      ----------

                        Net deferred tax liability              $5,621,684       3,920,376
                                                                ==========      ==========

         Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled "policyholders' surplus" created by Federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled "shareholders' surplus." The balance in the "policyholders' surplus" account at December 31, 1998 was $4,203,000. The balance in the "shareholders' surplus" account at December 31, 1998 was $36,758,000. The Company does not anticipate any of the "policyholders' surplus" account becoming taxable in the foreseeable future.

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

                        December 31, 1998, 1997, and 1996

         Federal income tax expense is less than amounts determined by multiplying earnings before Federal income taxes by the Federal tax rate of 35%. The reason for such difference and the tax effect of each are as follows:

                                                             1998            1997             1996
                                                          ----------       ---------        ---------
         Federal income tax expense at statutory rate     $3,634,870       2,966,983        2,143,104
         Special deductions available to small life
              insurance companies                           (584,724)       (565,318)        (547,625)
         Net gains of subsidiaries not currently
              includable                                          --         (70,068)         (80,552)
         Change in valuation allowance                            --         (81,000)        (169,000)
              surtax exemption                               (92,581)        (66,617)         (42,928)
         Other, net                                          187,193         (11,444)         (12,422)
                                                          ----------       ---------        ---------

                    Total Federal income taxes            $3,144,758       2,172,536        1,290,577
                                                          ==========       =========        =========

(6)      POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company has a plan which provides for post-retirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company accrues benefits on a current basis and the plan is not funded. The components of the net periodic post-retirement benefit cost for the years ended December 31 are as follows:

                                                                 1998        1997        1996
                                                                -------     ------      ------
         Service cost                                           $   439         351         350
         Interest cost                                           13,808      13,631      10,883
         Amortization of unrecognized gain                       (9,425)     (6,741)     (9,370)
                                                                -------      ------      ------
                  Net periodic post-retirement benefit cost     $ 4,822       7,241       1,863
                                                                =======      ======      ======

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

         The following table sets forth the plan's funded status reconciled with the amount shown in the Company's balance sheet at December 31, 1998 and 1997:

                                                               1998          1997
                                                             --------       -------
         Accumulated post-retirement benefit obligation:
            Retirees                                         $151,617       184,642
            Other active participants                          10,800        12,458
                                                             --------       -------
         Accumulated post-retirement benefit
            obligation in excess of plan assets               162,417       197,100

         Unrecognized net gain                                139,761       113,956
                                                             --------       -------

         Accrued post-retirement benefit liability           $302,178       311,056
                                                             ========       =======

         Accumulated post-retirement benefit liability
            at beginning of year                             $311,056       317,103
         Net periodic cost                                      4,822         7,241
         Amounts paid by Company                              (13,700)      (13,288)
                                                             --------       -------
         Accumulated post-retirement benefit liability
            at year end                                      $302,178       311,056
                                                             ========       =======

         Accumulated post-retirement benefit obligation
            at beginning of year                             $197,100       190,665
         Service cost                                             439           351
         Interest                                              13,808        13,631
         Amounts paid by Company                              (13,700)      (13,288)
         Actuarial (gain) loss                                (35,230)        5,741
                                                             --------       -------
         Accumulated post-retirement benefit obligation
            at end of year                                   $162,417       197,100
                                                             ========       =======

         The post-retirement benefit obligation was determined by application of the terms of the plan using relevant actuarial assumptions. Health care costs are projected to increase at annual rates ranging from 0% in 1998 up to 5% in 2005 and thereafter. A 1% annual increase in these assumed cost trend rates would increase the accumulated post-retirement benefit obligation by December 31, 1998 by approximately $19,970 and the service and interest cost components of the net periodic post-retirement benefit cost for 1998 approximately $1,348. A 1% annual decrease in these assumed cost trends would decrease the accumulated post-retirement benefit obligation at December 31, 1998 by approximately $17,295 and the service and interest components of the net periodic post-retirement benefit cost by $1,167. The assumed discount rate used in determining the accumulated post-retirement obligation was 6.75% at December 31, 1998 and 7.25% at December 31, 1997.


(7)      TRANSACTIONS WITH AFFILIATES

         CSMI, through its wholly owned subsidiary, Shield Insurance Company, controls approximately 33% of the Company's outstanding common stock. Most officers and directors of the Company hold similar positions with Cotton States Mutual.

         Certain general expenses are allocated to the Company by Cotton States Mutual. These expenses, such as salaries, advertising, rents, etc., represent the Company's share of expenses initially paid by Cotton States Mutual and are allocated based on specific identification or, if undeterminable, generally on the

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


         basis of each company's premium income. Expenditures allocated to the Company amounted to $2,779,136 in 1998,$2,467,408 in 1997, $2,469,691
         in 1996. At December 31, 1998 and 1997, the Company owed Cotton States Mutual $823,293 and $1,064,682, respectively.

         Included in other assets are deferred software costs relating to various system development projects of the Company and Cotton States Mutual that were amortized over five years, and were fully amortized as of December 31, 1996. Rent for use of the software of approximately $106,000 in 1998 and 1997, $448,000 in 1996 has been charged to Cotton States Mutual and Shield. The Company recorded amortization expense of approximately $342,000 in 1996.


(8)      STOCK-BASED COMPENSATION

         The Company has various stock option plans for the Company's officers and key employees, as well as directors. Under the employee plan, options may be granted to purchase up to 937,500 shares of the Company's stock at a per share price of not less than 100% of fair market value at date of grant. At December 31, 1998, there had been 538,156 options exercised, 63,415 options were exercisable leaving 335,929 available for grant under the Plan. Under the directors' plan, options are granted based on the level of directors' fees at a per share price of 50% of fair market value at date of grant. The employee and directors' options have a term of ten years and are not subject to any vesting requirements. The weighted-average remaining contractual life on options outstanding at December 31, 1998 is four years. The weighted-average grant date fair value of options granted during 1998, 1997 and 1996 was $15.81, $8.24 and $4.53, respectively. A summary of options follows:


                                              1998                     1997                       1996
                                      ---------------------     ---------------------       ------------------
                                                   Weighted-                 Weighted-                Weighted-
                                                    average                   average                 average
                                                   exercise                  exercise                 exercise       Option
                                      Options       price       Options       price         Options     price         price
                                      -------       -----       -------       -----         -------     -----         -----
         Shares under option          107,673       $3.32       128,124        $2.93        115,067     $2.78     $1.92-7.63
         Options exercisable          107,673        3.32       128,124         2.93        115,067      2.78      1.92-7.63
         Options granted                8,949        7.63        13,991         3.80         21,318      2.40      1.92-7.63
         Options exercised             29,400        2.96           934         2.96         33,578      2.96           2.96
                                      -------                   -------                     -------                ---------

         In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight-line method over the vesting period of the awards. The Company awarded 23,832, 24,459, and 32,966 shares of restricted stock under such plans during 1998, 1997, and 1996, respectively. The weighted-average grant date fair value of such shares was $15.53, $7.43, and $4.50, respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was approximately $252,000, $151,000, and $106,000 in 1998, 1997, and, 1996, respectively.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         In accordance with APB Opinion No. 25, approximately $320,000,$204,000 and $147,300 in compensation expense has been recorded in 1998, 1997 and 1996, respectively, for the various stock option and restricted stock awards granted in 1998, 1997 and 1996. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, the Company's net earnings and basic net earnings per share would have been reduced to the pro forma amounts indicated below:


                                                        Years ended December 31,
                                                        ------------------------
                                                1997              1996             1995
                                                ----              ----             ----
         Net income:
              As reported                    $7,240,585         6,304,558        4,832,577
              Pro forma                       7,215,424         6,258,403        4,799,904

         Basic net earnings per share:
              As reported                          1.13               .99              .76
              Pro forma                            1.13               .98              .75

         Diluted net earnings per share:
              As reported                          1.10               .96              .74
              Pro forma                            1.10               .95              .74

         The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted average assumptions: expected life of five years for options and three years for restricted stock for all years, expected dividend yield of 1% for 1998 grants and 2.1% for all other years, risk-free interest rate of 5.5% for 1998 and 1997 grants and 6.0% for 1996 grants, and an expected volatility of 67% for 1998 grants, 52% for 1997 grants and 30% for 1996 grants.

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

         Net earnings and shareholders' equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 1998 are as follows:

                                                1998           1997           1996
                                            -----------     ----------     ----------
         Statutory net earnings             $ 3,071,087      2,488,573      2,539,179
                                            ===========     ==========     ==========

         Statutory shareholders' equity     $27,736,410     27,393,213     23,977,514
                                            ===========     ==========     ==========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the expressed permission of the Georgia Insurance Department is obtained. Dividend payments to shareholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 1998 was approximately $22,000,000. The excess of retained earnings determined in accordance with generally accepted accounting principles over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to $3,100,000 in 1999 without approval.

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

                          INDEPENDENT AUDITORS' REPORT



         The Board of Directors and Shareholders
         Cotton States Life Insurance Company:


         We have audited the accompanying consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





         /s/KPMG LLP
         KPMG LLP
         Atlanta, Georgia
         February 24, 1999

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

The Company's consolidated financial statements have been audited by independent auditors, KPMG LLP. Their role is to audit the consolidated financial statements in accordance with generally accepted auditing standards and render an independent and professional opinion on management's consolidated financial statements. The auditors' report on the Company's consolidated financial statements appears on the previous page.

The Board of Directors, through its audit committee composed of outside directors, monitors management's financial reporting. The independent auditors have direct access to the audit committee and meet with the committee periodically to discuss the scope of each audit, the results of the audit and other matters which they believe should be brought to the committee's attention.





       J. Ridley Howard                           Gary W. Meader, CPA
       Chairman of the Board,                     Chief Financial Officer
       President and Chief
       Executive Officer

Quarterly Results
The Following is a summary of the unaudited quarterly results of operations for the three years ended December 31, 1998.

1998 quarter ended                               March 31         June 30       September 30    December 31
-----------------------------------------------------------------------------------------------------------
Premium income                                  $2,167,228       2,349,560       2,495,269       3,160,941
Mortality and expense charges                   $2,464,809       2,522,743       2,670,654       2,104,150
Net investment income, realized
  investment gains and brokerage income         $2,909,654       2,969,254       3,213,171       3,273,920
                                                ----------      ----------      ----------      ----------
Total revenue                                   $7,541,691       7,841,557       8,379,094       8,539,011
                                                ----------      ----------      ----------      ----------
Benefits and expenses                           $5,305,058       5,655,469       5,635,458       5,320,025
                                                ----------      ----------      ----------      ----------
Net earnings                                    $1,556,251       1,572,097       2,023,381       2,088,856
                                                ==========      ==========      ==========      ==========
-----------------------------------------------------------------------------------------------------------

Basic earnings per share of common stock        $      .25             .25             .31             .33
Diluted earnings per share of common stock      $      .24             .24             .30             .32

-----------------------------------------------------------------------------------------------------------
1997 quarter ended                               March 31         June 30      September 30     December 31
-----------------------------------------------------------------------------------------------------------
Premium income                                  $1,778,758       1,780,168       1,969,344       2,661,100
Mortality and expense charges                   $2,317,145       2,308,049       2,481,680       2,323,940
Net investment income, realized
  investment gains and brokerage income         $2,321,194       2,785,897       2,580,460       3,621,243
                                                ----------      ----------      ----------      ----------
Total revenue                                   $6,417,097       6,874,114       7,031,484       8,606,283
                                                ----------      ----------      ----------      ----------
Benefits and expenses                           $4,606,463       4,774,836       5,008,764       6,061,821
                                                ----------      ----------      ----------      ----------
Net earnings                                    $1,431,300       1,552,380       1,627,901       1,692,977
                                                ==========      ==========      ==========      ==========
-----------------------------------------------------------------------------------------------------------

Basic earnings per share of common stock        $      .22             .24             .26             .27
Diluted earnings per share of common stock      $      .22             .23             .25             .26

-----------------------------------------------------------------------------------------------------------
1996 quarter ended                               March 31         June 30      September 30     December 31
-----------------------------------------------------------------------------------------------------------
Premium income                                  $1,373,288       1,375,889       1,585,757       2,367,988
Mortality and expense charges                   $2,144,976       2,096,955       2,265,965       2,189,725
Net investment income, realized
  investment gains and brokerage income         $2,244,454       2,233,997       2,307,744       2,672,279
                                                ----------      ----------      ----------      ----------
Total revenue                                   $5,762,718       5,706,841       6,159,466       7,229,992
                                                ----------      ----------      ----------      ----------
Benefits and expenses                           $4,125,037       4,354,847       4,483,049       5,772,930
                                                ----------      ----------      ----------      ----------
Net earnings                                    $1,275,972       1,105,422       1,229,658       1,221,525
                                                ==========      ==========      ==========      ==========

Basic earnings per share of common stock        $      .20             .18             .19             .19
Diluted earnings per share of common stock      $      .20             .17             .19             .18

Note - Failure of individual quarterly earnings per share to total annual earnings per share results from the computation of weighted average number of shares on an individual quarterly basis.

Earnings per share amounts have been adjusted for the April 1997 and January 1998 five-for four stock and three-for -two stock splits, respectively.

The fourth quarter results for the three years include participation in federally sponsored group pools as follows:

                          1998          1997          1996
                          ----          ----          ----
Premiums                $672,153       666,034       712,170
Benefits                $662,918       641,005       696,986

See previous discussion on Results of Operations.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS

Each director is elected to hold office for a term of three years or until his or her successor has been duly elected and has qualified or until he or she attains the age of 72.

TERMS EXPIRING 1999 ANNUAL MEETING - NOMINATED FOR RE-ELECTION

--------------------------------------------------------------------------------

GAYLORD O. COAN
Director Since 1995
Age 63

Since 1995, Mr. Coan has been Chief Executive Officer of Gold Kist Inc., where he also serves as the Chairman of the Management Executive Committee. Mr. Coan is Chairman of the Executive Committee and serves as a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Coan also is a member the Board of Directors of SunTrust Banks of Georgia, Inc., SunTrust Bank, Atlanta, Archer-Daniels-Midland Company, Georgians for Better Transportation and Alfred C. Toepfer International of Hamburg, Germany.


--------------------------------------------------------------------------------

E. JENNER WOOD, III
Director Since 1991
Age 47

Since 1993, Mr. Wood has been Executive Vice President, Trust and Investment Services, of SunTrust Banks, Inc. Mr. Wood was the Executive Vice President, Trust and Investment Management, of SunTrust Bank, Atlanta prior to October, 1993. Mr. Wood is Chairman of the Audit Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also is a member of the Board of Directors of CSI, Oxford Industries and Crawford & Company.

--------------------------------------------------------------------------------

MATHEWS D. SWIFT
Director Since 1997
Age 51

Since 1997, Mr. Swift has been the President and Chief Operating Officer of W.
C. Bradley Co., Real Estate Division and President of Developers-Investors, Inc., a subsidiary of W. C. Bradley Co. From 1986 to 1997, Mr. Swift was the Vice President and General Manager of W. C. Bradley Co., Real Estate Division. Mr. Swift serves as a member of the Audit Committee and the Investment Committee of the Board of Directors. Mr. Swift also is a member of the Board of Directors of CSMR, Swift-Illges Foundation, Northstar Industries, Inc., and serves as a director of the Advisory Board of Columbus Bank & Trust Company, an affiliate of Synovus Financial Corporation.

--------------------------------------------------------------------------------

TERMS EXPIRING 2000 ANNUAL MEETING

--------------------------------------------------------------------------------

ROBERT C. McMAHAN
Director Since 1987
Age 58

Since 1994, Mr. McMahan has been President and Chief Executive Officer of Golden Point Group, Inc. Mr. McMahan was President and CEO of Fernbank, Inc., d/b/a Fernbank Museum of Natural History through November, 1994. Mr. McMahan was Vice Chairman of First Union National Bank of Georgia through September 1993. Mr. McMahan was Chairman, Chief Executive Officer and a director of DF Southeastern Inc., prior to January 15, 1993 and of Decatur Federal Savings & Loan Association prior to March 1, 1993, and was President of each entity prior to April, 1989. Mr. McMahan is Chairman of the Compensation Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. McMahan also is a member of the Board of Directors of CSMR, First Union National Bank of Georgia, First Southern Bank, Nova Financial Corporation, Legacy Homes, Inc., and Golden Point Group, Inc.

--------------------------------------------------------------------------------

THOMAS A. HARRIS
Director Since 1995
Age 50

Since 1987, Mr. Harris has been the President and Chief Executive Officer of Merchant Capital Investments, Inc., a Montgomery, Alabama investment and merchant banking firm. Mr. Harris is Chairman of the Investment Committee and a member of the Executive Committee and the Audit Committee of the Board of Directors of the Company. Mr. Harris also serves on the Board of Directors of Corral Southeast, Eufaula Bancorp and is Chairman of Southern Bank of Commerce in Montgomery, Alabama.

--------------------------------------------------------------------------------

TERMS EXPIRING 2001 ANNUAL MEETING

--------------------------------------------------------------------------------

J. RIDLEY HOWARD
Director Since 1989
Age 51

Since 1998, Mr. Howard has been the Chairman of the Board of Directors of the Company, Mutual, CSI, CSMR and Shield. He has served as President and Chief Executive Officer since 1989. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee of the Board of Directors of the Company.

--------------------------------------------------------------------------------

F. ABIT MASSEY
Director Since 1965
Age 71

Since 1988, Mr. Massey has been Chairman of the Board of Directors of Gainesville Bank and Trust. Since 1960, Mr. Massey has been Executive Director of Georgia Poultry Federation, Inc., a trade association working to improve the competitive position of the Georgia poultry industry. Mr. Massey is a member of the Audit Committee and the Investment Committee of the Board of Directors of the Company. Mr. Massey will retire as a member of the Board of Directors of the Company on December 1, 1999 when he reaches mandatory retirement age. Mr. Massey is also Chairman of the Board of Directors of GB&T Bancshares, Inc.

--------------------------------------------------------------------------------

CAROL D. CHERRY
Director Since 1996
Age 51

Since 1976, Ms. Cherry has been Chairman of the Board of Directors of Shop'n Chek, Inc., an international marketing service company providing clients with information relative to the verbal and physical presentation of their products and/or services at the retail level. From 1976 to 1998, Ms. Cherry was also the President of Shop'n Chek, Inc. Ms. Cherry also is a member of the Compensation Committee and the Investment Committee of the Board of Directors of the Company. Ms. Cherry also is a member of the Board of Directors of CSI.

--------------------------------------------------------------------------------

There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election or appointment.

              OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

         During 1998, the Board of Directors held four meetings. Each director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board's committees, and the number of meetings held by each committee during 1998 is presented below.


AUDIT COMMITTEE

         The Audit Committee annually reviews and recommends to the Board of Directors the firm to be engaged as independent auditors of the Company for the next calendar year, reviews the plan and results of the audit engagement with the independent auditors, inquires as to the adequacy of the Company's internal accounting controls, and considers each professional service provided by the independent auditors and whether the providing of each service impairs the independence of the auditors. During 1998, the Audit Committee held three meetings.


COMPENSATION COMMITTEE

         The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 1998, the Compensation Committee held three meetings.


INVESTMENT COMMITTEE

         The Investment Committee reviews the Company's investments and advises the Board of Directors with respect to such investments. During 1998, the Investment Committee held four meetings.


EXECUTIVE COMMITTEE

         The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act, including the nomination of directors. During 1998, the Executive Committee held five meetings.

IDENTIFICATION OF EXECUTIVE OFFICERS

         The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:

                                                          YEAR ELECTED
        NAME                           AGE                AS AN OFFICER                 POSITION OR OFFICE
        ----                           ---                -------------                 ------------------
J. Ridley Howard                       51                      1984                     Chairman of the Board/President
                                                                                        and Chief Executive Officer

Robert L. Fincher                      56                      1979                     Senior Vice President

Gary W. Meader                         52                      1976                     Chief Financial Officer/Treasurer

         Each of the foregoing executive officers has been an officer with the Company or its affiliates, Mutual and Shield, during the previous five years.

         Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.


ITEM 11.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                              ANNUAL COMPENSATION(1)               ----------------------
NAME AND                                      ----------------------              RESTRICTED         ALL OTHER
PRINCIPAL POSITION                      YEAR       SALARY        BONUS          STOCK AWARDS(2)    COMPENSATION(3)
------------------------------------------------------------------------------------------------------------------
J. Ridley Howard, CEO                   1998      $ 32,400      $115,255           $205,152           $5,700
                                        1997      $ 33,000      $ 75,150           $ 88,087           $5,700
                                        1996      $ 31,250            --           $ 96.427           $1,848

Robert L. Fincher,
Senior Vice president                   1998      $ 18,630      $ 57,405           $ 60,112           $5,700
                                        1997      $ 18,700      $ 32,630           $ 33,527           $5,700
                                        1996      $ 16,800            --           $ 16,660           $1,848

Gary W. Meader, CFO                     1998      $ 17,640      $ 36,490           $ 55,616           $5,700
                                        1997      $ 18,830      $ 32,630           $ 32,230           $5,700
                                        1996      $ 18,600            --           $ 24,579           $1,848

(1) The salaries of officers of the Company are prorated among the Company, Mutual and Shield, based upon the premium income of each entity. Total compensation of the Company's executive officers for 1998 from all affiliated corporations was $1,653,187 of which the Company paid $615,800.
(2) The aggregate restricted stock holdings at the end of 1998 for Messrs. Howard, Fincher and Meader were 43,141, 11,340 and 12,456 shares with values of $641,938, $168,739 and $185,345, respectively, based upon the value of the Company's common stock at December 31, 1998. Dividends on stock awards are paid at the same rate as paid to all share owners.
(3)      The amounts represent the Company's 401(k) match.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND
                          FISCAL YEAR END OPTION VALUES

            The following table shows stock options exercised by the named executive officer during 1998, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable options as of December 31, 1998. Also reported are the values for "In-the-Money" options, which represent the positive spread between the exercise price of any such existing options and the year end price of the Common Stock of the Company.

                                                      Number of
                                                      Securities        Value of
                                                      Underlying        Unexercised
                                                      Unexercised       In-the-Money
                        Number of      Value          Options at        Options at
                        Shares         Realized       12/31/98          12/31/98
                        Acquired on    Upon           Exercisable/      Exercisable/
Name                    Exercise       Exercise       Unexercisable     Unexercisable
-------------------------------------------------------------------------------------
J. Ridley Howard         23,000        $259,670         10,769/0         $128,366/0

Robert L. Fincher            --              --         22,887/0         $272,813/0

Gary W. Meader            6,400        $ 84,078         19,865/0         $236,791/0

COMPENSATION PURSUANT TO PLANS

PENSION PLAN

         The Company is a participating employer in the Cotton States Employee Retirement Income Plan (the "Plan"), which is a qualified pension plan sponsored jointly with Mutual. The Plan covers all of the Company's salaried employees.

         The Plan provides a retirement income benefit at age 65 which is based on the employee's number of years of service (maximum 35 years) and average earnings during the five consecutive years (in the last ten years of employment) in which the earnings are highest. Age 65 retirement benefit is derived as the sum of (i) the product of the number of years of service times 85% of average earnings and (ii) the product of the number of years of service times 55% of "excess average earnings." Excess average earnings is the amount, if any, by which the average earnings for a participant exceeds the 35 year average maximum social security taxable wage base for all persons born in the same year as the participant. The Plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of credited service equals or exceeds 85. If the employee has not obtained 85 points at retirement, the benefits are reduced 5% for each year the retiree's age is less than 65. The Plan also contains a death benefit for the surviving spouse of an employee (who had at least five years of credited service) which is equal to 50% of the deceased employee's accrued benefit. If the death occurs after termination from employment and prior to an early retirement date, the spouse's benefit is reduced as for early retirement income benefits. Accrued benefits under the Plan vest after the employee accrues five years of service.

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

         PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN INCOME
                ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

 FINAL AVERAGE REMUNERATION FROM
 THE COMPANY AND MUTUAL FOR THE                        YEARS OF SERVICE WITH THE
   HIGHEST FIVE YEARS                                     COMPANY AND MUTUAL
--------------------------------                       -------------------------
                                          15            20            25            30            35
                                          --            --            --            --            --
         $125,000                       27,218        36,291        45,363        54,436        55,258

         $150,000                       33,468        44,624        55,780        66,936        67,508

         $175,000                       39,718        52,957        66,197        79,436        79,758

         $200,000                       45,968        61,291        76,613        91,936        92,008

         $225,000                       52,218        69,624        87,030       104,436       104,436

         $250,000                       58,468        77,957        97,447       116,936       116,936

         $300,000                       70,968        94,624       118,280       141,936       141,936

         $350,000                       83,468       111,291       139,113       166,936       166,936

         $400,000                       95,968       127,957       159,947       191,936       191,936

         $450,000                      108,468       144,624       180,780       216,936       216,936

         $500,000                      120,968       161,291       201,613       241,936       241,936

         The benefits reflected in the preceding table are in addition to an employee's social security benefits.

         The estimated annual retirement benefits under the Plans for all executive officers of the Company as a group from the participating companies aggregate $631,743. This estimate assumes no change from 1998 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the Plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

         The Company is allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

INCENTIVE SAVINGS PLAN

         The Company participates in the Cotton States Incentive Savings and Investment 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company's Plan. The 401(k) Plan is open to all employees who have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2% to 10% of their compensation to the 401(k) Plan. The Company's contribution will not be less than 20% nor more than 60% of the employees contribution eligible for matching. Employees are fully vested in the Company's contribution after five years of service. Employees are not permitted to withdraw their account before age 59 1/2 except in the event of death, disability, termination of employment or financial hardship.

INCENTIVE STOCK OPTIONS

         The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMR (the "ISO Plan"). During 1998, no options were granted under the ISO Plan.

         During 1998, 29,400 options were exercised pursuant to the ISO Plan. At December 31, 1998, options to purchase 63,415 shares at $2.96 per share were outstanding.

         As of December 31, 1998, the following executive officers held options with regard to the stated number of shares:

                                                     Number of
            Name                                     Options (Shares)
            ----                                     ----------------
            J. Ridley Howard                         10,769
            Robert L. Fincher                        22,887
            Gary W. Meader                           19,865

DIRECTORS' DISCOUNTED STOCK OPTION PLAN

         The Company has a Directors' Discounted Stock Option Plan (the "DSOP"). The DSOP is designed to assist the Company in attracting, retaining and compensating highly qualified individuals who are not employees of the Company for service as members of the Board and to provide them with a proprietary interest in the common stock of the Company. The Board believes the DSOP will be beneficial to the Company and its shareholders by encouraging and enabling non-employee directors to have a personal financial stake in the Company, in addition to emphasizing their common interest with the shareholders in increasing the value of the common stock of the Company in the long term.

         The DSOP provides for automatic yearly grants of options to purchase shares of common stock of the Company to each director who elects to participate in the DSOP. Each director who is not an employee of the Company or any of its subsidiaries or affiliates may participate by filing with the Company an irrevocable election to receive the grant of a stock option in lieu of part or all of the fees which the director would have been entitled to receive for the immediately preceding year for his or her service on the Board. Options will be granted automatically on the date of the annual meeting of the Board as to any director who, prior to the date of such annual meeting, has filed with the Company an irrevocable election to participate in the DSOP.

         The number of shares of common stock of the Company subject to each option granted to a director shall be determined by dividing (i) the director's fee due to a director, by (ii) the fair market value of the common stock of the company on the date of grant, minus the option exercise price. The fair market value of the common stock of the Company under the DSOP shall be the closing price as reported on the Nasdaq National Market and the option exercise price for each option granted shall be 50% of the fair market value, to be paid in cash by the director upon exercise. All options granted under the DSOP will expire ten years after the date of grant, subject to DSOP provisions relating to the retirement of the director because of death, disability, or age. That portion of an option granted under the DSOP which is attributable to any portion of the directors' fees which is not earned due to termination as a director, shall automatically abate and be canceled. In the event of the death of the holder of any unexercised option, all of the holder's outstanding options will become immediately exercisable upon the date of death by his or her legal representative. No option may be exercised under the DSOP before the 12 month anniversary of the date of grant.

         A total of 281,250 shares of Company common stock is reserved for issuance under the DSOP (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). The Company has granted 44,258 options under the DSOP, including 8,949 options to be granted automatically at the 1999 Annual Meeting. Upon the exercise of an option, the Company will issue authorized but previously unissued shares. If an option issued under the DSOP is terminated or canceled without having been exercised, the shares which were not purchased thereunder will again become available for issuance under the DSOP.

         Adjustments will be made in the number of shares subject to the DSOP and in the purchase price of outstanding options in the event of any change in the number of shares of common stock of the Company outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change.

PERFORMANCE SHARE AWARDS PLAN

         The Company has adopted a Performance Share Awards Plan (the "PAR Plan"). The PAR Plan is designed to reward employees of the Company, its subsidiaries and affiliates for services performed on behalf of the Company, to stimulate employees' efforts on behalf of the Company, to encourage such employees to remain with the Company, and to provide them with an ownership interest in the common stock of the Company. The Board believes the PAR Plan will be beneficial to the Company and its shareholders by encouraging and enabling employees to have a personal financial stake in the Company.

         The PAR Plan authorizes the Compensation Committee of the Board of Directors to grant awards of shares of common stock of the Company to employees of the Company designated by the Compensation Committee. The Compensation Committee may grant performance share awards in shares of the common stock if the performance of the Company, or any subsidiary, division or affiliate of the Company selected by the Compensation Committee meets certain goals established by the Compensation Committee during an award period. The Compensation Committee would determine the goals, the maximum payment value of an award, and the length of an award. In order to receive payment, a recipient of a performance share award must remain in the employ of the Company until the completion of the award period, except that the Compensation Committee may provide for a partial payment if it determines that an exception is appropriate.

         An aggregate of 281,250 shares of common stock of the Company are subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. The Company has granted 117,900 shares under the PAR Plan of which 36,643 vested in 1998. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.


OTHER COMPENSATION

         Each executive officer is provided the use of one automobile by the Company, Mutual and Shield, but is required to reimburse the Company, Mutual and Shield for the personal use of the automobile. Three officers are reimbursed for country club dues. The Company, Mutual and Shield are allocated these expenses under the same formula on which salaries are prorated. The total cost of these expenses does not exceed 10% of any executive officer's salary and bonus compensation.

COMPENSATION OF DIRECTORS

         During 1998, no director of the Company received any remuneration from the Company in his capacity as a director except for fees, or options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors' and committee meetings. No director received cash compensation in excess of $18,125 for his services as a director during 1998. Each director, other than J. Ridley Howard is paid an annual stipend of $6,600. Mr. Howard did not receive an annual stipend in 1998. In addition, each director was paid $750 plus travel expenses for each meeting of directors and $600 for each committee meeting of directors attended. Each committee member receives an additional $1,200 as an annual stipend and each committee chairman receives $1,925 as an annual stipend. The aggregate directors' fees for 1998 totaled $109,369. There were no retirement benefits accrued or set aside during the year for any director for his services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $11,000 annually for periods ranging from 15 years to life after the date of retirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Board of Directors during the fiscal year were Messrs. McMahan and Coan and Ms. Cherry. None of these directors are or have been officers or employees of the Company or its subsidiaries. No executive officer of the Company serves on the board of any other company other than an affiliate of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5 percent of the Company's common stock, as of December 31, 1998. Except as noted below, the Company believes that each of the persons or entities listed has sole investment and voting power with respect to the shares included in the table.

                                                                                                                Percent
Name and Address                                            Number of Shares Owned(1)                           of Class
----------------                                            -------------------------                           --------
Shield Insurance Company                                          2,134,385(2)                                    33.5
244 Perimeter Center Parkway
Atlanta, Georgia  30346

Marvin Schwartz                                                     477,982                                       7.51
605 Third Avenue
New York, New York 10158

Fidelity Management & Research Company,
  a wholly owned subsidiary of
  FMR Corporation
82 Devonshire Street
Boston, Massachusetts 02109                                         411,700                                       6.50

(1) Under the rules of the U. S. Securities and Exchange Commission, a person is deemed to be beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that such a person has the right to acquire beneficial ownership of within 60 days as well as any securities owned by such person's spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Shield Insurance Company is a wholly owned subsidiary of Mutual. The Board of Directors of Mutual is identical to the Board of Directors of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information about beneficial ownership of the Company's common stock of each director and executive officer of the Company and directors and officers as a group as of January 1, 1999. All shares are owned outright without shared voting and investment power except as set forth below.

NAME OF BENEFICIAL OWNER                              AMOUNT AND NATURE OF
DIRECTORS                                             BENEFICIAL OWNERSHIP                 PERCENT OF CLASS
---------                                             --------------------                 ----------------
Carol D. Cherry                                              375 (1)                               *

Gaylord O. Coan                                              500 (2)                               *

Thomas A. Harris                                           1,187 (3)                               *

J. Ridley Howard                                          54.610 (4)                               *

F. Abit Massey                                            12,757 (5)                               *

Robert C. McMahan                                          2,109 (6)                               *

Mathews D. Swift                                             875 (7)                               *

E. Jenner Wood, III                                        1,405                                   *


EXECUTIVE OFFICERS

Robert L. Fincher                                         13,568 (8)                               *

Gary W. Meader                                            29,964 (9)                               *

All Officers and Directors as a Group
(16 persons)                                             138,291 (10)                              2.2

(*)      Less than 1% not applicable

(1) Does not include options to acquire 2,640 shares previously granted or options to acquire 1,022 shares to be granted automatically at the 1999 Annual Meeting under the DSOP.

(2) Does not include options to acquire 8,590 shares previously granted or options to acquire 2,272 shares to be granted automatically at the 1999 Annual Meeting under the DSOP.

(3) Does not include options to acquire 5,914 shares previously granted or options to acquire1,186 shares to be granted automatically at the 1999 Annual Meeting under the DSOP.

(4) Does not include options to acquire 10,769 shares previously granted under the ISO Plan or 43,141 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(5) Does not include options to acquire10,854 shares previously granted or options to acquire 1,789 shares to be granted automatically at the 1998 Annual Meeting under the DSOP.

(6) Does not include options to acquire 5,815 shares previously granted or options to acquire 1,146 shares to be granted automatically at the 1999 Annual Meeting under the DSOP.

(7) Does not include options to acquire 1,496 shares preciously granted or options to acquire 1,534 shares to be granted automatically at the 1999 Annual Meeting under the DSOP.

(8) Does not include options to acquire 22,887 shares under ISO Plan or 11,340 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(9) Does not include either options to acquire 19,865 shares under ISO Plan or 12,456 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(10) Does not include either options to acquire 63,415 shares under ISO Plan, which would increase the percentage of outstanding shares for all officers and directors as a group to 3.2%, or 81,257 shares plus accrued dividends awarded under the Par Plan that have not vested which would increase the percentage of outstanding shares for all officers and directors as a group to 4.4%. Also does not include options to acquire 35,309 shares previously granted or options to acquire 8,949 shares to be granted automatically at the 1998 Annual Meeting under the DSOP.

CHANGES IN CONTROL

         None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Shield, which is wholly owned by Mutual, owns 2,134,385 shares or 33.5 % of the outstanding common stock of the Company. See Item 12.

         Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $2,779,136 in 1998. See Item 1.

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

         Gaylord O. Coan, a director of the Company, serves as a director of SunTrust Banks, Inc. E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Banks, Inc. SunTrust Banks, Inc. received fees from the Company in 1998 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 1998 for investment and custodial services and leases of computer hardware.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

        The following consolidated financial statements and independent auditors' report have been incorporated by the reference in Part II, Item 8 of this report:

               Independent Auditors' Report
               Consolidated Balance Sheets, December 31, 1998 and 1997 Consolidated Statements of Earnings, Years ended
                 December 31, 1998, 1997 and 1996
               Consolidated Statements of Shareholders' Equity, Years ended
                 December 31, 1998, 1997 and 1996
               Consolidated Statements of Comprehensive Income, Years ended
                 December 31, 1998, 1997 and 1996
               Consolidated Statements of Cash Flows, Years ended
                 December 31, 1998, 1997 and 1996
               Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules and independent auditors' report thereon are included herein:

               Independent Auditors' Report on Financial Statement Schedules
               Schedule I - Consolidated Summary of Investments,
                 December 31, 1998
               Schedule IV - Reinsurance, Years ended December 31, 1998,
                 1997 and 1996
               Schedule V - Supplementary Insurance
                 Information, Years ended December 31,
                 1998, 1997 and 1996


         All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.


EXHIBITS
21.         Subsidiaries of the registrant.
23.         Consent of experts.

27.         Financial Data Schedule (for SEC only)
            All other exhibits are omitted as the required documents are inapplicable.



REPORT ON FORM 8-K

         No report on Form 8-K was filed for the fourth quarter of 1998.

The Board of Directors and Shareholders
Cotton States Life Insurance Company


Under date of February 24, 1999, we reported on the consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. Those consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements and schedules as listed in item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/KPMG LLP
KPMG LLP
Atlanta, Georgia

February 24, 1999

                                                                      Schedule I


              Cotton States Life Insurance Company and Subsidiaries
                       Consolidated Summary of Investments
                                December 31, 1998

                                                                                             Amount at which
                                                                                              shown on the
Type of Investments                                         Cost               Value          Balance Sheet
-------------------                                         ----               -----          -------------
Fixed maturities, held for investment:
    Bonds:
         United States government and government
            agencies and authorities                     $  1,497,876         1,554,840         1,497,876
         Foreign governments                                1,992,730         2,138,210         1,992,730
         Public utilities                                   4,847,682         5,064,344         4,847,682
         All other corporate bonds                          8,251,740         8,677,661         8,251,740
                                                         ------------      ------------      ------------

         Total fixed maturities held for investment        16,590,028        17,435,055        16,590,028

Fixed maturities, available for sale:
    Bonds:
         United States government and government
            agencies and authorities                       28,253,804        28,943,837        28,943,834
         Foreign governments                                2,027,358         2,076,740         2,076,740
         Public utilities                                  13,029,273        13,412,805        13,412,805
         All other corporate bonds                         54,342,238        56,420,394        56,420,394
                                                         ------------      ------------      ------------

         Total fixed maturities available for sale         97,652,673       100,853,776       100,853,776

First mortgage loans on real estate                         3,531,728         3,660,532         3,531,728

Policy loans                                                8,155,752         8,155,752         8,155,752

Short-term investments                                      7,196,901         7,196,901         7,196,901

Other Investments                                           1,000,000         1,000,000         1,000,000
                                                         ------------      ------------      ------------

            Total investments                            $134,127,082       138,302,016       137,328,185
                                                         ============      ============      ============

See accompanying independent auditors' report.

                                                                     Schedule IV


              Cotton States Life Insurance Company and Subsidiaries
                                   Reinsurance
                  Years ended December 31, 1998, 1997 and 1996


                                                                                                                     Percentage
                                                               Ceded to             Assumed                           of Amount
                                            Gross               Other            from Other             Net           Assumed
                                            Amount            Companies          Companies(1)          Amount         to Net(1)
                                            ------            ---------          ------------          ------         ---------
Year ended December 31, 1998

    Life insurance in force            $4,130,933,000       1,013,619,000        725,749,000       3,843,063,000        18.9
                                       --------------      --------------        -----------      --------------        ----

    Premiums:
        Life insurance(2)              $   20,516,628           1,387,444            672,153          19,801,337
        Accident/health insurance             177,517              43,500                 --             134,017
                                       --------------      --------------        -----------      --------------
            Total                      $   20,694,145           1,430,944            672,153          19,935,354
                                       ==============      ==============        ===========      ==============


Year ended December 31, 1997

    Life insurance in force            $3,845,361,000         936,616,000        700,173,000       3,608,918,000        19.4
                                       --------------      --------------        -----------      --------------        ----

    Premiums:
        Life insurance(2)              $   18,027,701           1,248,034            666,034          17,445,701
        Accident/health insurance             219,228              44,745                                174,483
                                       --------------      --------------        -----------      --------------
            Total                      $   18,246,929           1,292,779            666,034          17,620,184
                                       ==============      ==============        ===========      ==============


Year ended December 31, 1996

    Life insurance in force            $3,533,033,000         884,504,000        705,066,000       3,353,595,000        21.0
                                       --------------      --------------        -----------      --------------

    Premiums:
        Life insurance(2)              $   15,594,122           1,071,077            712,170          15,235,215
        Accident/health insurance             205,531              40,203                 --             165,328
                                       --------------      --------------        -----------      --------------
            Total                      $   15,799,653           1,111,280            712,170          15,400,543
                                       ==============      ==============        ===========      ==============

(1) All reinsurance assumed results from participation in federally sponsored group pools.

(2) Includes mortality and expense charges earned on universal life contracts.

See accompanying independent auditors' report.

                                                                      Schedule V


              Cotton States Life Insurance Company and Subsidiaries
                       Supplementary Insurance Information
                           December 31, 1998 and 1997



                                    Deferred                                           Policy
                                     Policy                   Future                 Claims and
                                   Acquisition                Policy                  Benefits
Segment                              Costs                   Benefits                 Payable
-------                           ------------             -----------              -----------
At December 31, 1998

        Individual                $34,950,104              112,380,211                860,126
        Group                              --                   43,667                192,935
                                  -----------              -----------              ---------
            Total                 $34,950,104              112,423,878              1,053,061
                                  ===========              ===========              =========


At December 31, 1997

        Individual                $29,842,783              104,222,549              1,306,308
        Group                              --                   46,734                 50,000
                                  -----------              -----------              ---------
            Total                 $29,842,783              104,269,283              1,356,308
                                  ===========              ===========              =========

See accompanying independent auditors' report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COTTON STATES LIFE INSURANCE COMPANY



J. Ridley Howard             02/24/99                  Gary Meader                   02/24/99
-------------------------------------                  --------------------------------------
Chairman of the Board of Directors/                    Chief Financial and Accounting Officer
President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Carol Cherry                       02/24/99                                      Abit Massey                           02/24/99
Director                                                                         Director


Gaylord Coan                       02/24/99                                      Robert McMahan                        02/24/99
Director                                                                         Director


Thomas Harris                      02/24/99                                      Mathews Swift                         02/24/99
Director                                                                         Director


J. Ridley Howard                   02/24/99                                      Jenner Wood, III                      02/24/99
Director                                                                         Director