Form 10-Q
period 1999-03-31
COTTON STATES LIFE INSURANCE CO /
filed 1999-05-13
CIK 25118

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarter ended March 31, 1999
Commission File Number 2-39729

                      COTTON STATES LIFE INSURANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                         58-0830929
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer identification number)
incorporation or organization)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia            30346
----------------------------------------------------          ----------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (770) 391-8600
                                                            --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for al least the past 90 days.

YES    X          NO
    -------          --------

The Registrant, as of March 31, 1999, has 6,360,055 shares of common stock outstanding.

                    PART I-CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at March 31, 1999 and December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

ASSETS                                                                   1999              1998
                                                                         ----              ----
          INVESTMENTS
               Fixed maturities, held for investment, at amortized
                 cost (market value $16,509,744 in 1999 and
                 $17,435,055 in 1998)                                $  16,086,746    $  16,590,028
               Fixed maturities, available for sale, at market
                 (Amortized cost $99,040,466 in 1999 and
                 $97,652,673 in 1998)                                  100,342,477      100,853,776
               First mortgage loans on real estate                       3,401,841        3,531,728
               Policy loans                                              8,189,640        8,155,752
               Short-term investments                                    9,892,061        7,196,901
               Other investment assets                                   1,000,000        1,000,000
                                                                     -------------    -------------
                            TOTAL INVESTMENTS                          138,912,765      137,328,185

          Cash                                                             401,482          938,728
          Accrued investment income                                      1,868,544        1,913,456
          Accounts receivable, principally premiums                      2,051,754        2,547,510
          Amount due from reinsurers                                     2,441,505        2,492,493
          Deferred policy acquisition costs                             36,230,245       34,950,104
          Other assets                                                   1,159,529          602,813
                                                                     -------------    -------------
                                                                     $ 183,065,824    $ 180,773,289
                                                                     =============    =============


          LIABILITIES AND STOCKHOLDERS' EQUITY

          Policy liabilities and accruals:
               Future policy benefits                                $ 115,267,231    $ 112,423,878
               Policy and contract claims                                1,198,641        1,053,061
          Federal income taxes                                           5,289,775        5,702,553
          Other liabilities                                              7,476,037        7,102,945
                                                                     -------------    -------------
                            TOTAL LIABILITIES                          129,231,684      126,282,437
                                                                     -------------    -------------

          Stockholders' equity:
               Common Stock                                              6,754,504        6,754,504
               Additional paid-in capital                                1,536,896        1,478,639
               Accumulated other comprehensive income                      708,421        1,779,920
               Retained earnings                                        48,372,460       47,420,827
               Unearned compensation-restricted stock                     (593,763)        (317,860)
               Less treasury stock, at cost, (394,449 shares in
                 1999 and 392,716 in 1998)                              (2,944,378)      (2,625,178)
                                                                     -------------    -------------
                            TOTAL STOCKHOLDERS' EQUITY                  53,834,140       54,490,852
                                                                     -------------    -------------
                                                                     $ 183,065,824    $ 180,773,289
                                                                     =============    =============


See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                    1999              1998
                                                    ----              ----
Income:
     Premium income                               $2,727,101   $2,167,228
     Mortality and expense charges                 2,629,226    2,464,809
     Investment income                             2,301,675    2,120,844
     Realized investment gains                       122,552       64,515
     Brokerage income                                865,306      724,295
                                                  ----------   ----------
                  TOTAL INCOME                     8,645,860    7,541,691
                                                  ----------   ----------

Benefits and expenses:

     Life benefits and claims                      4,030,521    2,857,073
     A & H benefits and claims                       104,920      162,112
     Amortization of policy acquisition costs        765,859      579,483
     Operating expenses                            1,928,699    1,706,390
                                                  ----------   ----------
                  TOTAL BENEFITS AND EXPENSES      6,829,999    5,305,058
                                                  ----------   ----------


Earnings before income tax expense                 1,815,861    2,236,633

Federal income taxes:

     Current tax expense                             339,501      383,058
     Deferred tax expense                            268,938      297,324
                                                  ----------   ----------
                  TOTAL FEDERAL INCOME TAXES         608,439      680,382
                                                  ----------   ----------

NET EARNINGS                                      $1,207,422   $1,556,251
                                                  ==========   ==========

Basic earnings per share of common stock          $      .19   $      .25
                                                  ==========   ==========

Diluted earnings per share of common stock        $      .19   $      .24
                                                  ==========   ==========

Weighted average number of shares
     used in computing basic earnings per share    6,368,462    6,401,375
                                                  ==========   ==========
Weighted average number of shares used
     in computing diluted earnings per share       6,503,244    6,616,062
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                            1999            1998
                                                            ----            ----
Cash flows from operating activities:
     Net earnings                                      $  1,207,422    $  1,556,251
     Adjustments to reconcile net earnings to net
       cash provided from operating activities:
     Increase in policy liabilities and accruals          2,988,933       1,375,389
     Increase in deferred policy acquisition costs       (1,098,239)       (915,846)
     Change in Federal income taxes                         373,738         704,724
     Change in accounts receivable and
       amounts due from reinsurers                          546,744         488,295
     Other, net                                             207,329        (157,609)
                                                       ------------    ------------

     Net cash provided from operating activities          4,225,927       3,051,204
                                                       ------------    ------------
Cash flows from investing activities:
     Purchase of fixed maturities available for sale     (3,960,192)     (4,040,707)
     Sale of fixed maturities available for sale          1,983,219       1,490,739
     Proceeds from maturity and redemption of fixed
       maturities held for investment                       500,000       1,000,000
     Proceeds from maturity and redemption of fixed
       maturities available for sale                        568,232       1,029,181
     Principal collected on first mortgage loans            129,887          97,498
     Policy loans                                           (33,888)        (40,778)
     Other, net                                            (597,721)        (51,892)
                                                       ------------    ------------
     Net cash used in investing activities               (1,410,463)       (515,959)
                                                       ------------    ------------
Cash flows from financing activities:
     Cash dividends paid                                   (255,782)       (256,115)
     Purchase of treasury stock                            (538,082)           --
     Sale of treasury stock                                 136,314           5,920
                                                       ------------    ------------
Net cash used in financing activities                      (657,550)       (250,195)
                                                       ------------    ------------
Net increase in cash and cash equivalents:                2,157,914       2,285,050

Cash and cash equivalents:
     Beginning of period                                  8,135,629       5,059,033
                                                       ------------    ------------
     END OF PERIOD                                     $ 10,293,543    $  7,344,083
                                                       ============    ============

See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      1999          1998
                                                                      ----          ----
Net earnings                                                      $ 1,207,422    $ 1,556,251
Other comprehensive income (loss), before tax:

     Unrealized gains (losses) on securities available for sale    (1,594,638)      (274,412)
     Reclassification adjustment for realized gains
       included in net earnings                                      (122,552)       (64,515)
                                                                  -----------    -----------

         TOTAL OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX       (1,717,190)      (338,927)

     Income tax expense (benefit) related to items
       of other comprehensive income (loss)                          (645,691)       (48,638)
                                                                  -----------    -----------

     Other comprehensive income (loss), net of tax                 (1,071,499)      (290,289)
                                                                  -----------    -----------

         TOTAL COMPREHENSIVE INCOME                               $   135,923      1,265,962
                                                                  ===========    ===========

See accompanying note to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and accounts are eliminated in the consolidation.

The financial statements for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on From 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim period have been made. All such adjustments are of a normal and recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitzation of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB statements No. 65" (Statement No. 134). Statement 134 is effective for the first quarter beginning after December 15, 1998. The Company adopted Statement 134, effective January 1, 1999 and there was no impact on the Company's financial statements.

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

INVESTMENTS

Since December 31, 1998, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 90% of the holdings at March 31,1999 and December 31, 1998 are rated "A" or better. Due to general market conditions, the Company experienced a decrease in gross unrealized gains of approximately $1.5 million for the quarter.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. The Company grants loans only to employees (excluding officers and directors), and agents.

The geographic distribution of the loan portfolio as of March 31, 1999 and December 31, 1998 is:

         No. of Loans                 State                Book Value
         ------------                 -----                ----------
   03/31/99       12/31/98                         03/31/99     12/31/98
   -------        --------                        ----------   ----------
      4               4             Alabama       $  176,054   $  181,053
      7               7             Florida          470,689      478,450
     58              61             Georgia        2,755,098    2,872,225
     --              --                            ---------    ---------
     69              72                           $3,401,841   $3,531,728
     ==              ==                            =========    =========

The Company has a large concentration of loans in Georgia. Because the loan-to-value ratio on delinquent loans is 40%, the Company does not anticipate any loss should it choose to foreclose.

                              RESULTS OF OPERATIONS

The Company's operations can be grouped into three major segments: individual life insurance, guaranteed issue and simplified issue whole life insurance, and brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company's operations in each segment are concentrated within its Southeastern state geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents; guaranteed issue and simplified issue products are distributed through independent agents, as well as exclusive agents; and brokerage operations all involve third party products distributed through the Company's exclusive and independent agents.

PREMIUM INCOME AND MORTALITY AND EXPENSE CHARGES

INDIVIDUAL LIFE INSURANCE

Premium income and mortality and expense charges produced by the Company's multi-line exclusive agency force are as follows:

                                   Three Months Ended
                                        March 31
                                   1999         1998
                                   ----         ----
 Premium Income                  $1,424,224   $1,391,179
 Mortality and expense charges    2,629,226    2,464,809
                                 ----------   ----------
                                 $4,053,450   $3,855,988
                                 ==========   ==========

The total income amount for these products for 1999 represents a 5% increase over 1998. The company anticipates increased growth in these lines throughout 1999 as a result of improvements made in the Universal Life products in late 1998.

GUARANTEED ISSUE AND SIMPLIFIED ISSUE LIFE INSURANCE

Guaranteed Issue and Simplified issue whole life products are distributed by approximately 1900 independent agents and the Company's multi-line exclusive agents. Premium income for the three months ended March 31, 1999 and 1998 was $1,265,175 and $744,327, respectively. This represents growth of 70% for the first quarter of 1999 compared to the same period of 1998. The Company expects continued growth in this line of business.

INVESTMENT INCOME

Investment income increased 8.5% when compared to the first quarter of 1998. Investment income from the Company's subsidiaries contributed $63,000 in 1999 versus $23,000 in 1998. Core investment income from the Company's bond portfolio increased 6.7% which is in line with the Company's expectations as well as general market conditions.

REALIZED INVESTMENT GAINS

Realized investment gains resulted from the sale of the bonds. Gains have and will continue to fluctuate from quarter to quarter based on general market conditions.

BROKERAGE INCOME

CSI Brokerage Services, Inc. (CSI) provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers provide the Company's multi-line agents with products that the Company's affiliated property and casualty companies do not underwrite. CSI earned $377,000 in 1999 versus $292,000 for the comparable three month period in 1998. During the second quarter of 1998, CSI entered into an agreement with a non-standard insurance carrier. CSI earned approximately $100,000 in gross commissions under this agreement in the first quarter of 1999 compared to zero in the first quarter of 1998.

Another subsidiary, Cotton States Marketing Resources, Inc. (CSMR) provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies provide the Company's multi-line agents with life and health products the

Company does not underwrite. CSMR earned $78,481 for the first quarter of 1999 compared to $63,630 for the comparable period of 1998. CSMR's gross commission income increased 7% in 1999 which is in line with Company expectations.

BENEFITS

Benefits, including reserve increases on individual life insurance and guaranteed issue and simplified issue products are as follows:

                                          Three Months Ended
                                               March 31
                                          1999         1998
                                          ----         ----
Individual                              $3,343,664   $2,381,807
Guaranteed Issue and Simplified Issue      686,857      475,266
                                        ----------   ----------
         Total                          $4,030,521   $2,857,073
                                        ==========   ==========

Benefits for individual life and guaranteed issue and simplified issue as a percentage of premium income and mortality and expense charges for these products was 76% for the first quarter of 1999 compared to 62% for the first quarter of 1998. While death benefits attributable to the guaranteed issue and simplified issue products were flat on a comparable basis, death benefits on individual life products were approximately $400,00 higher at March, 1999 than the average of the previous four quarters of 1998. Due to the Company's size, it can and will experience fluctuations in mortality for which it has no control.

OPERATING EXPENSES

Operating expenses and amortization of policy acquisition costs as a percentage of total premium income, mortality and expense charges and brokerage income were 43% for the first quarter of 1999 and 1998. The Company continues to emphasize cost controls which enables this ratio to remain relatively stable.

FEDERAL INCOME TAX

Current taxes are provided based on estimates of the projected effective annual tax rates. Deferred taxes are provided on the basis of SFAS 109. The effective tax rate for the quarter was 33% versus 30% for the first quarter of 1998. The Company anticipates its future tax rates to fluctuate between 30%-34%.

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

         Phase 1: Business Applications Systems: This phase addresses the evaluation, testing, and upgrading of the Company's mission-critical business application systems, including the Life administration systems, general ledger, accounts payable, and business interfaces to and from these systems. This phase of the project was completed and fully implemented as of December 31, 1998. The costs of testing and replacing non-compliant IT systems totaled approximately $10,000, in 1998 and were expensed as incurred.

         Phase 2: Information Technology Hardware/Operating Systems. This phase addresses the evaluation, testing and upgrading of the Company's mainframe hardware and operating systems. This phase of the project is 75% complete, with an expected completion date of September 30, 1999. The costs associated with this compliance effort have totaled $62,500 in 1998, $21,900 in 1999 and have been expensed as incurred. The remaining costs anticipated with this phase of the project total $15,000.

         Phase 3: External Relationships and Other IT and Non-IT Systems. This phase includes the development of plans to address the Company's embedded technology, such as micro-controllers, secondary infrastructure issues, the assessment of Year 2000 readiness of material third party relationships, and other operational and contingency plans. The Company has completed its inventory of all systems and relationships that fall under this category, and currently is in the process of testing and remediation. This phase of the project is expected to be complete by June 1999 for secondary infrastructure issues, and carry through the first quarter of 2000 for other items. The anticipated costs of this phase for 1999 is $350,000. Included in this amount is $300,000 budgeted to implement, if necessary, contingency plans to prevent business interruptions should critical third parties fail to complete their Year 2000 efforts. This amount does not include the costs of reallocating internal resources.

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

The above Year 2000 discussion contains forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 readiness efforts and the impact of Year 2000 issues on the Company's business, financial condition and results of operations. Various factors, many of which are beyond the control of the Company, could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward- looking statements. Some of these factors include, but are not limited to, the accuracy of the Year 2000 assurances, disclosures or representations by the Company's customers, distributors, vendors, suppliers, financial institutions and other third parties with whom it has material relationships, availability of qualified personnel and other information technology resources and any actions of third parties with respect to Year 2000 problems.

FORWARD-LOOKING STATEMENTS

The Company has made certain forward-looking statements in the Company's filings with the Securities and Exchange Commission and its reports to stockholers. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27--Financial Data Schedule (for SEC use only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COTTON STATES LIFE INSURANCE COMPANY

                                    Registrant

Date:            05/13/99           Gary W. Meader
                                    ---------------------------------
                                    Gary W. Meader
                                    Chief Financial Officer/Treasurer

Date:            05/13/99           William J. Barlow
                                    ---------------------------------
                                    William J. Barlow
                                    Vice President/Controller