Form 10-Q
period 1999-06-30
COTTON STATES LIFE INSURANCE CO /
filed 1999-08-05
CIK 25118

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999
Commission File Number 2-39729


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

The Registrant as of June 30, 1999, has 6,330,205 shares of common stock outstanding.

                   PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at June 30, 1999 and December 31, 1998 and the results of operations for the three months and six months ended June 30, 1999 and 1998 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998

ASSETS                                                                      1999                  1998
                                                                        -------------         ------------
Investments
      Fixed maturities, held for investment, at amortized
           cost (market value $16,289,490 in 1999 and
           $17,435,055 in 1998)                                         $  16,083,509           16,590,028
      Fixed maturities, available for sale, at market
           (amortized cost $105,662,362 in 1999 and
           $97,652,673 in 1998)                                           103,834,307          100,853,776
      Equity securities, at market (cost $1,461,432)                        1,503,233                   --
      First mortgage loans on real estate                                   3,009,382            3,531,728
      Policy loans                                                          8,339,674            8,155,752
      Short-term investments                                                3,408,643            7,196,901
      Other invested assets                                                 1,000,000            1,000,000
                                                                        -------------         ------------
                    TOTAL INVESTMENTS                                     137,178,748          137,328,185

      Cash                                                                    535,669              938,728
      Accrued investment income                                             1,978,791            1,913,456
      Accounts receivable, principally premiums                             2,060,754            2,547,510
      Amount due from reinsurers                                            2,439,414            2,492,493
      Deferred policy acquisition costs                                    37,853,625           34,950,104
      Other assets                                                            912,951              602,813
                                                                        -------------         ------------
                                                                        $ 182,959,952          180,773,289
                                                                        =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Policy liabilities and accruals:
           Future policy benefits                                       $ 117,452,033          112,423,878
           Policy and contract claims                                       1,198,559            1,053,061
      Federal income taxes                                                  4,711,463            5,702,553
      Other liabilities                                                     6,299,888            7,102,945
                                                                        -------------         ------------
                    TOTAL LIABILITIES                                     129,661,943          126,282,437
                                                                        -------------         ------------

      Stockholders' equity:
           Common Stock                                                     6,754,504            6,754,504
           Additional paid-in capital                                       1,531,693            1,478,639
           Accumulated other comprehensive income (loss)                     (964,096)           1,779,920
           Retained earnings                                               49,799,717           47,420,827
           Unearned compensation-restricted stock                            (516,662)            (317,860)
           Less treasury stock, at cost, (424,299 shares in
                1999 and 392,716 in 1998)                                  (3,307,147)          (2,625,178)
                                                                        -------------         ------------
                    TOTAL STOCKHOLDERS' EQUITY                             53,298,009           54,490,852
                                                                        -------------         ------------

                                                                        $ 182,959,952          180,773,289
                                                                        =============         ============

See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS

                                                            ------------------------   ---------------------
                                                                Six months ended        Three months ended
                                                                     June 30,                June 30,
                                                                1999         1998         1999       1998
                                                            ------------------------   ---------------------

Income:
     Premium income                                         $ 5,674,436    4,516,788   2,947,335   2,349,560
     Mortality and expense charges                            5,314,373    4,987,552   2,685,147   2,522,743
     Investment income                                        4,504,356    4,337,201   2,202,681   2,216,357
     Realized investment gains                                  207,616      176,455      85,064     111,940
     Brokerage income                                         1,655,984    1,365,252     790,678     640,957
                                                            -----------   ----------   ---------   ---------

            TOTAL INCOME                                     17,356,765   15,383,248   8,710,905   7,841,557
                                                            -----------   ----------   ---------   ---------


Benefits and expenses:
     Life benefits and claims                                 7,996,692    6,056,056   3,966,171   3,198,983
     A & H benefits and claims                                  162,698      244,364      57,778      82,252
     Amortization of policy acquisition costs                 1,543,585    1,246,116     777,726     666,633
     Operating expenses                                       3,443,522    3,413,991   1,514,823   1,707,601
                                                            -----------   ----------   ---------   ---------

            TOTAL BENEFITS AND EXPENSES                      13,146,497   10,960,527   6,316,498   5,655,469
                                                            -----------   ----------   ---------   ---------


Earnings before income tax expense                            4,210,268    4,422,721   2,394,407   2,186,088

Federal income taxes:
     Current                                                    770,122      620,964     430,621     237,906
     Deferred                                                   551,218      673,409     282,280     376,085
                                                            -----------   ----------   ---------   ---------

            TOTAL FEDERAL INCOME TAXES                        1,321,340    1,294,373     712,901     613,991
                                                            -----------   ----------   ---------   ---------

NET EARNINGS                                                $ 2,888,928    3,128,348   1,681,506   1,572,097
                                                            ===========   ==========   =========   =========

Basic earnings per share of common stock                    $      0.45         0.49        0.26        0.25
                                                            ===========   ==========   =========   =========

Diluted earnings per share of common stock                  $      0.45         0.48        0.26        0.24
                                                            ===========   ==========   =========   =========

Weighted average number of shares
     used in computing basic earnings per share               6,357,835    6,408,198   6,347,464   6,414,947
                                                            ===========   ==========   =========   =========

Weighted average number of shares used in
     computing diluted earnings per share                     6,490,283    6,581,819   6,476,530   6,581,819
                                                            ===========   ==========   =========   =========


See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                   Unaudited Consolidated Statements of Cash
                 Flows Six months ended June 30, 1999 and 1998


                                                                             1999                 1998
                                                                        -------------         ------------
Cash flows from operating activities:
      Net earnings                                                      $   2,888,928            3,128,348
      Adjustments to reconcile net earnings to net
         cash provided from operating activities:
            Increase in policy liabilities and accruals                     5,173,653            3,094,039
            Increase in deferred policy acquisition costs                  (2,319,372)          (1,952,669)
            Change in Federal income taxes                                    859,649            1,163,715
            Decrease in accounts receivable and
                amounts due from reinsurers                                    36,866              301,078
            Other, net                                                       (473,078)             277,081
                                                                        -------------         ------------

      Net cash provided from operating activities                           6,166,646            6,011,592
                                                                        -------------         ------------

Cash flows from investing activities:
      Purchase of fixed maturities available for sale                     (12,435,723)         (17,260,166)
      Purchase of equity securities                                        (1,646,806)                  --
      Sale of fixed maturities available for sale                           1,983,219           10,006,376
      Sale of equity securities                                               185,372                   --
      Proceeds from maturities of fixed
         maturities held for investment                                       500,000            1,000,000
      Proceeds from maturity and redemption of fixed
         maturities held for sale                                           2,400,651            2,337,657
      Principal collected on first mortgage loans                             522,346              393,667
      Net increase in policy loans                                           (183,922)            (109,362)
      Other, net                                                             (403,331)            (101,146)
                                                                        -------------         ------------

      Net cash used in investing activities                                (9,078,194)          (3,732,974)
                                                                        -------------         ------------

Cash flows from financing activities:
      Cash dividends paid                                                    (510,030)            (513,141)
      Purchase of treasury stock                                             (909,457)            (253,064)
      Sale of treasury stock                                                  139,718               91,673
                                                                        -------------         ------------

      Net cash used by financing activities                                (1,279,769)            (674,532)
                                                                        -------------         ------------

Net increase (decrease) in cash and cash equivalents:                      (4,191,317)           1,604,086

Cash and cash equivalents:
      Beginning of period                                                   8,135,629            5,059,083
                                                                        -------------         ------------

      END OF PERIOD                                                     $   3,944,312            6,663,169
                                                                        =============         ============


See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
           Unaudited Consolidated Statements of Comprehensive Income


                                                            ------------------------   ----------------------
                                                                Six months ended         Three months ended
                                                                    June 30,                  June 30,
                                                                1999         1998         1999        1998
                                                            ------------------------   ----------------------

Net earnings:                                               $  2,888,928  $3,128,348   $1,681,506  $1,572,097
      Other comprehensive income (loss),
         before tax

      Unrealized gains (losses) on securities
         available for sale                                   (4,246,314)    449,263   (2,651,675)    723,675
      Reclassification adjustment for realized
         (gains) included in net earnings                       (207,616)   (176,455)     (85,064)   (111,940)
                                                            ------------  ----------   ----------  ----------

            TOTAL OTHER COMPREHENSIVE INCOME
                (LOSS), BEFORE TAX                            (4,453,930)    272,808   (2,736,739)    611,735

      Income tax expense (benefit) related to
         items of other comprehensive income                  (1,709,914)    109,535   (1,064,223)    158,173
                                                            ------------  ----------   ----------  ----------

      Other comprehensive income (loss),
         net of tax                                           (2,744,016)    163,273   (1,672,516)    453,562
                                                            ------------  ----------   ----------  ----------

            TOTAL COMPREHENSIVE INCOME                      $    144,912  $3,291,621   $    8,990  $2,025,659
                                                            ============  ==========   ==========  ==========





See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1999 AND DECEMBER 31, 1998



NOTE 1 - BASIS OF PRESENTATION
The accompanying financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and accounts are eliminated in the consolidation.

The financial statements for the six months and three months ended June 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on From 10-K for the year ended December 31, 1998.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim period have been made. All such adjustments are of a normal and recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). In June 1999, the FASB issued Statement 137 which changed the effective date of Statement 133. As a result, the effective date of Statement 133 was deferred for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

In October 1998, the FASB issued Statement of Financial Accounting Standards
No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB statements No. 65" (Statement No. 134). Statement 134 is effective for the first quarter beginning after December 15, 1998. The Company adopted Statement 134, effective January 1, 1999 and there was no impact on the Company's financial statements.

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

INVESTMENTS
Since December 31, 1998, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 90% of the holdings at June 30,1999 and December 31, 1998 are rated "A" or better. Due to the general decline in bond market conditions, the Company experienced a decrease in gross unrealized gains of approximately $5.0 million year to date and $3.1 million for the quarter. During the quarter, one of the Company's subsidiaries purchased approximately $1.5 million of equity securities.

MORTGAGE LOANS
The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. The Company grants loans only to employees (excluding officers and directors), and agents.

The geographic distribution of the loan portfolio as of June 30, 1999 and December 31, 1998 is:


         No of Loans               State                    Book Value
         -----------               -----                    ----------
   06/30/99       12/31/98                          06/30/99         12/31/98
   --------       --------                        ----------        ---------
       4             4            Alabama         $  170,931          181,053
       6             7            Florida            399,469          478,450
      53            61            Georgia          2,438,982        2,872,225
      --            --                            ----------        ---------
      63            72                            $3,009,382        3,531,728
      ==            ==                            ==========        =========

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


PREMIUM INCOME AND MORTALITY AND EXPENSE CHARGES

INDIVIDUAL LIFE INSURANCE
Premium income and mortality and expense charges produced by the Company's multi-line exclusive agency force are as follows:


                                        Six Months Ended                        Three Months Ended
                                            June 30                                   June 30
                                     1999               1998                   1999              1998
                                  ----------          ---------             ---------          ---------

Premium income                    $2,935,373          2,812,164             1,511,149          1,420,985
Mortality and expense
      charges                      5,314,373          4,987,552             2,685,147          2,522,743
                                  ----------          ---------             ---------          ---------
                                  $8,249,746          7,799,716             4,196,296          3,943,728
                                  ==========          =========             =========          =========

The total income for these products for the six months and the second quarter of 1999 represents a 6% increase over 1998. The Company anticipates growth in these lines during 1999 as a result of competitive improvements made in the Universal Life products in late 1998 and early 1999.

GUARANTEED ISSUE AND SIMPLIFIED ISSUE LIFE INSURANCE
Guaranteed issue and simplified issue whole life products are distributed by approximately 1900 independent agents and the Company's multi-line exclusive agents. The guaranteed issue product is also available for purchase over the internet at the Company's home page. Premium income for the six months ended June 30,1999 and 1998 was $2,668,078 and $1,641,318 respectively. For the quarter ended June 30, 1999, premium income was $1,402,903 and $896,991, respectively. This represents a 63% increase year to date and a 56% increase for the second quarter. The Company expects continued substantial growth in this line of business.

INVESTMENT INCOME
Investment income increased 4% when compared to the first six months of 1998. Core investment income from the Company's bond portfolio increased 5% during the second quarter. The Company expects to benefit from realized gains generated by its subsidiaries investment in equity securities should general market conditions permit.

REALIZED INVESTMENT GAINS
Realized investment gains resulted from the sale of equity securities by one of the Company's subsidiaries as discussed above.

BROKERAGE INCOME
CSI Brokerage Services, Inc. (CSI) provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers provide the Company's multi-line agents with products that the Company's affiliated property and casualty companies do not underwrite. CSI had net earnings of $710,000 in 1999 versus $539,000 for the comparable six month period in 1998. During the second quarter of 1998, CSI entered into an agreement with a non-standard insurance carrier. CSI earned approximately $200,000 in gross commissions under this agreement in the first six months of 1999 compared to $108,000 in the first half of 1998.

Another subsidiary, Cotton States Marketing Resources, Inc. (CSMR) provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies provide the Company's multi-line agents with life and health products the Company does not underwrite. CSMR had net earnings of $162,000 for the first six months of 1999 compared to $133,000 for the comparable period of 1998. CSMR's gross commission income increased 6% in 1999 which is in line with Company expectations.

BENEFITS
Benefits, including reserve increases on individual life insurance and guaranteed issue and simplified issue products are as follows:

                                          Six Months Ended                       Three Months Ended
                                              June 30                                 June 30
                                      1999              1998                   1999              1998
                                  ----------          ---------             ---------          ---------

Individual                        $6,446,613          5,132,437             3,102,949          2,750,630
Guaranteed Issue and
      Simplified Issue             1,550,079            923,619               863,222            448,353
                                  ----------          ---------             ---------          ---------
                                  $7,996,692          6,056,056             3,966,171          3,198,983
                                  ==========          =========             =========          =========

Benefits for individual life and guaranteed issue and simplified issue as a percentage of premium and mortality and expense charges for these products was 73% for the first six months of 1999 compared to 64% for the comparable period of 1998. For the second quarter, the percentage is 70% in 1999 versus 66% in 1998. Death claims for guaranteed issue and simplified issue were $269,000 higher than the comparable six month period of 1998. The premiums on this line of business have, however, increased significantly during this time period. Death benefits on individual life insurance are approximately $400,000 higher per quarter when compared to the 1998 average per quarter. The Company understands that it can and will experience fluctuation in mortality.

OPERATING EXPENSES
Operating expenses and amortization of policy acquisition costs as a percentage of total premium income, mortality and expense charges and brokerage income were 39% for the first six months of 1999 and 43% for the comparable period of 1998. The Company continues to emphasize cost controls which enables this ratio to remain relatively stable.

FEDERAL INCOME TAX
Current taxes are provided based on estimates of the projected effective annual tax rates. Deferred taxes are provided on the basis of SFAS 109. The effective tax rates for first six months of 1999 and 1998 were 31% and 29%, respectively. The Company anticipates its future tax rates to fluctuate between 30%-34%.

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

       Phase 1:Business Applications Systems: This phase addresses the evaluation, testing, and upgrading of the Company's mission-critical business application systems, including the Life administration systems, general ledger, accounts payable, and business interfaces to and from these systems. This phase of the project was completed and fully implemented as of December 31, 1998. The costs of testing and replacing non-compliant IT systems totaled approximately $10,000, in 1998 and were expensed as incurred.

       Phase 2:Information Technology Hardware/Operating Systems. This
                  phase addresses the evaluation, testing and upgrading of the Company's mainframe hardware and operating systems. This phase of the project is 75% complete, with expected completion during the fourth quarter of 1999. The costs associated with this compliance effort have totaled $62,500 in 1998, $29,600 in 1999 and have been expensed as incurred. The remaining costs anticipated with this phase of the project total $10,000. All costs associated with this phase are allocated to the Company from the Company's affiliate, Cotton States Mutual Insurance Company.

       Phase 3:External Relationships and Other IT and Non-IT Systems.
                  This phase includes the development of plans to address the Company's embedded technology, such as micro-controllers, secondary infrastructure issues, the assessment of Year 2000 readiness of material third party relationships, and other operational and contingency plans. The Company has completed its inventory of all systems and relationships that fall under this category, and currently is in the process of testing and remediation. This phase of the project is expected to be complete by September 1999 for secondary infrastructure issues, and carry through the first quarter of 2000 for other items. The anticipated costs of this phase for 1999 is $350,000. Included in this amount is $300,000 budgeted to implement, if necessary, contingency plans to prevent business interruptions should critical third parties fail to complete their Year 2000 efforts. This amount does not include the costs of reallocating internal resources.

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

FORWARD-LOOKING STATEMENTS
The Company has made certain forward-looking statements in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemption of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

INTEREST RATE RISK

The Company's fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair values of these securities. The changes in fair market values of the available for sale portfolio are presented as a component of stockholders equity in accumulated other comprehensive income, net of taxes. The company invests in government, governmental agency and high quality corporate bonds. The fixed maturity portfolio had an effective duration of 4.8 years and an average rating of AA3 at June 30, 1999. Company policy is to have an effective duration of less than tne years and to not purchase bonds with less than an A rating. Through cash flow models, the Company works to lessen the impact of interest rate fluctuations on its available for sale portfolio.

The Company's liabilities for interest sensitive products are carried at full account value. The Company has changed the credited interest rate in the past to reflect change in market interest rates.

The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical 100 basis point increase in interest rates on the market values of the fixed investment portfolio. The selection of a 100 basis point increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.

                                                 Estimated                 Estimated Fair Value
                                                Fair Value                After 100 Basis Point
Fixed Maturities                             June 30, 1999           Decrease in Interest Rates
----------------                             -------------           --------------------------

Held for investment                           $ 16,289,490                   $15,475,016

Available for sale                            $103,834,307                   $98,642,592

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Shareholders meeting was held April 26, 1999. The following directors were elected to the Board of Directors for three (3) year terms expiring in 2002.
       Gaylord O. Coan
       Mathews D. Swift
       E. Jenner Wood, III

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 27  Financial Data Schedule.

(b)     None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COTTON STATES LIFE INSURANCE
COMPANY
                                        Registrant

                                        Gary W. Meader
                                        ----------------------------------------
Date:       08/4/99                     Gary W. Meader
            -------                     Chief Financial Officer/Treasurer


Date:       08/4/99                     William J. Barlow
            -------                     ----------------------------------------
                                        William J. Barlow
                                        Vice President/Controller