Form 10-Q
period 1999-09-30
COTTON STATES LIFE INSURANCE CO /
filed 1999-11-12
CIK 25118

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999
Commission File Number 2-39729


                      COTTON STATES LIFE INSURANCE COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                   58-0830929
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia           30346
----------------------------------------------------         ---------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (770) 391-8600
                                                   ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

YES  [X]    NO  [ ]

The Registrant as of September 30, 1999, has 6,321,405 shares of common stock outstanding.

                   PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and certain reclassifications necessary for a fair statement of financial position at September 30, 1999 and December 31, 1998 and the results of operations for the three months and nine months ended September 30, 1999 and 1998 have been made.


                      COTTON STATES LIFE INSURANCE COMPANY
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



ASSETS                                                                1999               1998
                                                                 -------------       ------------
Investments
      Fixed maturities, held for investment, at amortized
           cost (market value $16,206,003 in 1999 and
           $17,435,055 in 1998)                                  $  16,080,220         16,590,028
      Fixed maturities, available for sale, at market
           (amortized cost $105,375,546 in 1999 and
           $97,652,673 in 1998)                                    101,779,560        100,853,776
      Equity securities, at market (cost $1,986,483)                 1,905,289                 --
      First mortgage loans on real estate                            2,986,713          3,531,728
      Policy loans                                                   8,555,602          8,155,752
      Short-term investments                                         6,311,077          7,196,901
      Other invested assets                                          1,000,000          1,000,000
                                                                 -------------       ------------
                    TOTAL INVESTMENTS                              138,618,461        137,328,185

      Cash                                                             168,799            938,728
      Accrued investment income                                      1,843,235          1,913,456
      Accounts receivable, principally premiums                      2,075,726          2,547,510
      Amount due from reinsurers                                     3,611,691          2,492,493
      Deferred policy acquisition costs                             39,284,773         34,950,104
      Other assets                                                   1,115,415            602,813
                                                                 -------------       ------------
                                                                 $ 186,718,100        180,773,289
                                                                 =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      Policy liabilities and accruals:
           Future policy benefits                                $ 119,838,204        112,423,878
           Policy and contract claims                                2,081,294          1,053,061
      Federal income taxes                                           4,483,116          5,702,553
      Other liabilities                                              6,229,242          7,102,945
                                                                 -------------       ------------
                    TOTAL LIABILITIES                              132,631,856        126,282,437
                                                                 -------------       ------------

      Stockholders' equity:
           Common Stock                                              6,754,504          6,754,504
           Additional paid-in capital                                1,528,178          1,478,639
           Accumulated other comprehensive income (loss)            (2,007,447)         1,779,920
           Retained earnings                                        51,649,831         47,420,827
           Unearned compensation-restricted stock                     (439,561)          (317,860)
           Less treasury stock, at cost, (433,099 shares in
                1999 and 392,716 in 1998)                           (3,399,261)        (2,625,178)
                                                                 -------------       ------------
                    TOTAL STOCKHOLDERS' EQUITY                      54,086,244         54,490,852
                                                                 -------------       ------------

                                                                 $ 186,718,100        180,773,289
                                                                 =============       ============


See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS



                                                     ---------------------------      ------------------------
                                                          Nine months ended              Three months ended
                                                             September 30,                 September 30,
                                                         1999            1998           1999           1998
                                                     -----------      ----------      ---------      ---------
Income:
     Premium income                                  $ 8,734,090       7,012,057      3,059,654      2,495,269
     Mortality and expense charges                     8,068,226       7,658,206      2,753,853      2,670,654
     Investment income                                 6,849,518       6,522,867      2,345,162      2,185,666
     Realized investment gains                           306,375         378,288         98,759        201,833
     Brokerage income                                  2,672,768       2,190,924      1,016,784        825,672
                                                     -----------      ----------      ---------      ---------

            TOTAL INCOME                              26,630,977      23,762,342      9,274,212      8,379,094
                                                     -----------      ----------      ---------      ---------


Benefits and expenses:
     Life benefits and claims                         11,819,618       9,295,037      3,822,926      3,238,981
     A & H benefits and claims                           206,676         268,652         43,978         24,288
     Amortization of policy acquisition costs          2,253,412       2,171,365        709,827        925,249
     Operating expenses                                5,421,869       4,860,931      1,978,346      1,446,940
                                                     -----------      ----------      ---------      ---------

            TOTAL BENEFITS AND EXPENSES               19,701,575      16,595,985      6,555,077      5,635,458
                                                     -----------      ----------      ---------      ---------


Earnings before income tax expense                     6,929,402       7,166,357      2,719,135      2,743,636

Federal income taxes:
     Current                                           1,131,042       1,112,655        360,920        491,691
     Deferred                                            806,047         901,973        254,829        228,564
                                                     -----------      ----------      ---------      ---------

            TOTAL FEDERAL INCOME TAXES                 1,937,089       2,014,628        615,749        720,255
                                                     -----------      ----------      ---------      ---------

NET EARNINGS                                         $ 4,992,313       5,151,729      2,103,386      2,023,381
                                                     ===========      ==========      =========      =========

Basic earnings per share of common stock             $      0.79            0.80           0.33           0.31
                                                     ===========      ==========      =========      =========

Diluted earnings per share of common stock           $      0.77            0.78           0.32           0.30
                                                     ===========      ==========      =========      =========

Weighted average number of shares
     used in computing basic earnings per share        6,347,410       6,414,751      6,326,780      6,427,599
                                                     ===========      ==========      =========      =========

Weighted average number of shares used in
     computing diluted earnings per share              6,458,005       6,582,619      6,432,292      6,589,068
                                                     ===========      ==========      =========      =========


See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                 Nine Months Ending September 30, 1999 and 1998




                                                                   1999              1998
                                                               ------------       -----------
Cash flows from operating activities:
      Net earnings                                             $  4,992,313         5,151,729
      Adjustments to reconcile net earnings to net
         cash provided from operating activities:
            Increase in policy liabilities and accruals           8,442,559         5,610,581
            Increase in deferred policy acquisition costs        (3,582,361)       (2,898,450)
            Change in Federal income taxes                        1,232,398         1,327,970
            Decrease in accounts receivable and
                amounts due from reinsurers                        (647,414)         (252,902)
            Other, net                                             (699,198)        1,301,343
                                                               ------------       -----------

      Net cash provided from operating activities                 9,738,297        10,240,271
                                                               ------------       -----------

Cash flows from investing activities:
      Purchase of fixed maturities available for sale           (16,457,894)      (23,797,400)
      Purchase of equity securities                              (2,239,285)               --
      Sale of fixed maturities available for sale                 5,073,065        12,998,633
      Purchase of other invested assets                                            (1,000,000)
      Sale of equity securities                                     252,802                --
      Proceeds from maturities of fixed
         maturities held for investment                             500,000         1,000,000
      Proceeds from maturity and redemption of fixed
         maturities held for sale                                 3,599,899         4,318,409
      Principal collected on first mortgage loans                   545,015           489,312
      Net increase in policy loans                                 (399,850)         (170,381)
      Other, net                                                   (639,135)         (172,255)
                                                               ------------       -----------

      Net cash used in investing activities                      (9,765,383)       (6,333,682)
                                                               ------------       -----------

Cash flows from financing activities:
      Cash dividends paid                                          (763,300)         (770,246)
      Purchase of treasury stock                                 (1,007,157)         (253,064)
      Sale of treasury stock                                        141,790            97,593
                                                               ------------       -----------

      Net cash used by financing activities                      (1,628,667)         (925,717)
                                                               ------------       -----------

Net increase (decrease) in cash and cash equivalents:            (1,655,753)        2,980,872

Cash and cash equivalents:
      Beginning of period                                         8,135,629         5,059,083
                                                               ------------       -----------

      END OF PERIOD                                            $  6,479,876         8,039,955
                                                               ============       ===========



See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
            Unaudited Consolidated Statements of Comprehensive Income




                                                    -----------------------------       -----------------------------
                                                        Nine months ended                  Three months ended
                                                           September 30,                       September 30,
                                                       1999              1998              1999              1998
                                                    -----------       -----------       -----------       -----------
Net earnings:                                       $ 4,992,313       $ 5,151,729       $ 2,103,386       $ 2,023,381
      Other comprehensive income (loss),
         before tax

      Unrealized gains (losses) on securities
         available for sale                          (5,792,002)        2,202,941        (1,545,688)        1,753,678
      Reclassification adjustment for realized
         (gains) included in net earnings              (306,375)         (378,288)          (98,759)         (201,833)
                                                    -----------       -----------       -----------       -----------

            TOTAL OTHER COMPREHENSIVE INCOME
                (LOSS), BEFORE TAX                   (6,098,377)        1,824,653        (1,644,447)        1,551,845

      Income tax expense (benefit) related to
         items of other comprehensive income         (2,311,010)          688,586          (601,096)          579,051
                                                    -----------       -----------       -----------       -----------

      Other comprehensive income (loss),
         net of tax                                  (3,787,367)        1,136,067        (1,043,351)          972,794
                                                    -----------       -----------       -----------       -----------

            TOTAL COMPREHENSIVE INCOME              $ 1,204,946       $ 6,287,796       $ 1,060,035       $ 2,996,175
                                                    ===========       ===========       ===========       ===========



See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and accounts are eliminated in the consolidation.

The financial statements for the nine months and three months ended September 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

In December 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments" (SOP 97-3). SOP 97-3 is effective for all fiscal years beginning after December 15, 1998. The Company has adopted SOP 97-3, effective January 1, 1999 and there was no impact on the Company's financial statements.

In March, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for all fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1, effective January 1, 1999 and there was no impact on the Company's financial statements.

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

INVESTMENTS

Since December 31, 1998, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 95% of the holdings at September 30,1999 and December 31, 1998 are rated "A" or better. Due to the general decline in bond market conditions, the Company experienced a decrease in gross unrealized gains of approximately $6.8 million year to date and $1.8 million for the quarter. During the nine month period ended September 30, 1999, one of the Company's subsidiaries purchased approximately $2.2 million of equity securities and sold approximately $250,000.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will lend no more than 80% of the value on residential loans and no more than 75% on commercial loans. The Company grants loans only to employees (excluding officers and directors), and agents.

The geographic distribution of the loan portfolio as of September 30, 1999 and December 31, 1998 is:

                NO OF LOANS                   STATE                            BOOK VALUE
                -----------                   -----                            ----------
       09/30/99             12/31/98                                   09/30/99              12/31/98
       --------             --------                                 -----------            ----------
           3                    4            Alabama                 $   149,255               181,053
           6                    7            Florida                     392,283               478,450
          49                   61            Georgia                   2,445,175             2,872,225
          --                   --                                    -----------             ---------
          58                   72                                    $ 2,986,713             3,531,728
          ==                   ==                                    ===========             =========

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

PREMIUM INCOME AND MORTALITY AND EXPENSE CHARGES

INDIVIDUAL LIFE INSURANCE

Premium income and mortality and expense charges produced by the Company's multi-line exclusive agency force are as follows:



                                 Nine Months Ended            Three Months Ended
                                   September 30                   September 30
                               1999            1998            1999           1998
                           -----------      ----------      ---------      ---------

Premium income             $ 4,525,489       4,316,223      1,519,131      1,440,753
Mortality and expense
      charges                8,068,226       7,658,208      2,753,853      2,670,656
                           -----------      ----------      ---------      ---------
                           $12,593,715      11,974,431      4,272,984      4,111,409
                           ===========      ==========      =========      =========

The total income for these products increased 5% year to date and 4% for the third quarter of 1999 over 1998. The Company anticipates growth in these lines during 1999 as a result of competitive improvements made in the Universal Life products in late 1998 and early 1999.

GUARANTEED ISSUE AND SIMPLIFIED ISSUE LIFE INSURANCE

Guaranteed issue and simplified issue whole life products are distributed by approximately 1,900 independent agents and the Company's multi-line exclusive agents. The guaranteed issue product is also available for purchase over the internet at the Company's home page. Premium income for the nine months ended September 30,1999 and 1998 was $4,208,601 and $2,695,834 respectively. For the quarter ended September 30, 1999 and 1998, premium income was $1,540,523 and $1,054,516, respectively. This represents a 56% increase year to date and a 46% increase for the third quarter. The Company expects continued substantial growth in this line of business.

INVESTMENT INCOME

Investment income increased 5% when compared to the first nine months of 1998. Core investment income from the Company's bond portfolio increased 6% year to date. One of the Company's subsidiaries committed approximately $2.0 million to investments in equity securities year to date. The Company expects to benefit from realized gains generated by this investment should general market conditions permit.

REALIZED INVESTMENT GAINS

Realized investment gains resulted from the sale of bonds by the Company and the sale of equity securities by one of the Company's subsidiaries as discussed above.

BROKERAGE INCOME

CSI Brokerage Services, Inc. (CSI) provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers provide the Company's multi-line agents with products that the Company's affiliated property and casualty companies do not underwrite. CSI had net earnings of $1,140,000 in 1999 versus $870,000 for the comparable nine month period in 1998. During the second quarter of 1998, CSI entered into an agreement with a non-standard insurance carrier. CSI earned approximately $317,000 in gross commissions under this agreement in the first nine months of 1999 compared to $227,000 through three quarters of 1998.

During the third quarter of 1999, CSI reached production levels with one of its brokerage affiliated property and casualty companies which resulted in approximately $100,000 of additional brokerage income. Production levels are determined annually for the period October 1 to September 30 of each agreement year and it is not guaranteed that CSI will achieve the stated goals each year. Hence brokerage income under this arrangement may fluctuate.

Another subsidiary, Cotton States Marketing Resources, Inc. (CSMR) provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies provide the Company's multi-line agents with life and health products the Company does not underwrite. CSMR had net earnings of $262,000 for the first nine months of 1999 compared to $215,000 for the comparable period of 1998. CSMR's gross commission income increased 8% in 1999 which is in line with Company expectations.

BENEFITS

Benefits, including reserve increases on individual life insurance and guaranteed issue and simplified issue products are as follows:


                                Nine Months Ended              Three Months Ended
                                    September 30                  September 30
                                1999            1998           1999           1998
                            -----------      ---------      ---------      ---------

Individual                  $ 9,388,025      7,625,001      2,941,412      2,492,564
Guaranteed Issue and
      Simplified Issue        2,431,593      1,670,036        881,514        746,417
                            -----------      ---------      ---------      ---------
                            $11,819,618      9,295,037      3,822,926      3,238,981
                            ===========      =========      =========      =========

Benefits for individual life and guaranteed issue and simplified issue as a percentage of premium and mortality and expense charges for these products was 71% for the first nine months of 1999 compared to 64% for the comparable period of 1998. For the third quarter, the percentage is 66% in 1999 versus 63% in 1998. Death claims for guaranteed issue and simplified issue were $219,000 higher than the comparable nine month period of 1998. The premiums on this line of business have, however, increased significantly during this time period. Death benefits on individual life insurance are approximately $500,000 higher per quarter when compared to the 1998 average per quarter. The Company understands that it can and will experience fluctuation in mortality. Mortality increases are not concentrated in any one particular product, product line or age group but have occurred throughout the Company's book of business. The Company is insulated from abnormal mortality fluctuations having routinely purchased "stop loss" reinsurance coverage to limit its exposure. During the third quarter of 1999, the Company reached the attachment point of the coverage and recorded a pretax reinsurance recovery of approximately $500,000. The Company anticipates additional recoveries in the fourth quarter dependent upon actual claim experience.

OPERATING EXPENSES

Operating expenses and amortization of policy acquisition costs as a percentage of total premium income, mortality and expense charges and brokerage income were 39% for the first nine months of 1999 and 42% for the comparable period of 1998. The Company continues to emphasize cost controls, which enables this ratio to remain relatively stable.

FEDERAL INCOME TAX

Current taxes are provided based on estimates of the projected effective annual tax rates. Deferred taxes are provided on the basis of SFAS 109. The effective tax rates for first nine months of 1999 and 1998 was 28%. The Company anticipates its future tax rates to fluctuate between 30%-34%.

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

       Phase 2: Information Technology Hardware/Operating Systems. This phase addresses the evaluation, testing and upgrading of the Company's mainframe hardware and operating systems. This phase of the project is 90% complete, with expected completion during the fourth quarter of 1999. The costs associated with this compliance effort have totaled $62,500 in 1998, $39,000 in 1999 and have been expensed as incurred. The remaining costs anticipated with this phase of the project total $15,000.

       Phase 3: External Relationships and Other IT and Non-IT Systems. This phase includes the development of plans to address the Company's embedded technology, such as micro-controllers, secondary infrastructure issues, the assessment of Year 2000 readiness of material third party relationships, and other operational and contingency plans. The Company has completed its inventory of all systems and relationships that fall under this category, and currently is in the process of testing and remediation. This phase of the project is expected to be complete by December 1999 for secondary infrastructure issues, and carry through the first quarter of 2000 for other items. The anticipated costs of this phase for 1999 is $350,000. Included in this amount is $300,000 budgeted to implement, if necessary, contingency plans to prevent business interruptions should critical third parties fail to complete their Year 2000 efforts. This amount does not include the costs of reallocating internal resources.

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

INTEREST RATE RISK

The Company's fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair values of these securities. The changes in fair market values of the available for sale portfolio are presented as a component of stockholders equity in accumulated other comprehensive income, net of taxes. The company invests in government, governmental agency and high quality corporate bonds. The fixed maturity portfolio had an effective duration of 4.8 years and an average rating of AA3 at September 30, 1999. Company policy is to have an effective duration of less than ten years and to not purchase bonds with less than an A rating. Through cash flow models, the Company works to lessen the impact of interest rate fluctuations on its available for sale portfolio.

The Company's liability for interest sensitive products are carried at full account value. The Company has changed the credited interest rate in the past to reflect change in market interest rates.

The table below summarizes the Company's interest rate risk and show the effect of a hypothetical 100 basis point increase in interest rates on the market values of the fixed investment portfolio. The selection of a 100 basis point increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.


                                         Estimated                        Estimated Fair Value
                                         Fair Value                       After 100 Basis Point
Fixed Maturities                         September 30, 1999               Increase in Interest Rates
----------------                         ------------------               --------------------------
Held for investment                      $ 16,206,003                     $15,778,164

Available for sale                       $101,779,560                     $96,670,226

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

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 11 - Statement re-Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule (SEC only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COTTON STATES LIFE INSURANCE COMPANY
                                         Registrant



                                         J. Ridley Howard
                                         --------------------------------------
Date:   11/10/99                         J. Ridley Howard, Chairman
                                         President and Chief Executive Officer






Date:   11/10/99                         William J. Barlow
                                         --------------------------------------
                                         William J. Barlow
                                         Vice President/Controller