Form 10-K405
period 1999-12-31
COTTON STATES LIFE INSURANCE CO /
filed 2000-03-24
CIK 25118

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-K


  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999
                                              OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


                         Commission File Number 2-39729

                      COTTON STATES LIFE INSURANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                      58-0830929
         -------                                      ----------
(State of incorporation                            (I.R.S. Employer
  and jurisdiction)                                Identification No.)

244 PERIMETER CENTER PARKWAY, N.E., ATLANTA, GEORGIA             30346
----------------------------------------------------             -----
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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates was $34,327,914 based on the closing price of $8.125 February 1, 2000, as reported on the NASDAQ National Market.

As of February 1, 2000, there were 6,327,359 shares of registrant's common stock outstanding.

The Exhibit Index is located on Page 50.
                                     --

The total number of pages in this document is 56.
                                              --

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

         In November of 1989, the Company acquired 60% of the outstanding common stock of Cotton States Marketing Resources, Inc. ("CSMR"). During 1992, the Company acquired the remaining 40% of CSMR's stock. CSMR brokers through the Company's exclusive agents other insurance companies' life and accident and health products not underwritten by the Company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company's operations can be grouped into three major segments: (i) individual life insurance, (ii) guaranteed issue and simplified issue life insurance, and (iii) brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company's operations in each segment are concentrated within its southeastern states geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations involve third party products distributed through the Company's exclusive and independent agents.

                                                   1999              1998              1997
                                                   ----              ----              ----
Individual life insurance:
      Premiums                                 $  5,848,804         5,572,243         5,426,473
      Mortality and expense charges              10,804,659         9,762,356         9,430,814
      Net investment income                       8,837,008         8,461,988         7,860,143
      Realized investment gains                     254,052           358,000           109,881
                                               ------------       -----------       -----------
      Total revenue                              25,744,523        24,154,587        22,827,311

      Policyholder benefits                      12,173,031        10,429,767         9,964,268
      Operating expenses                          7,525,275         6,292,769         7,063,553
                                               ------------       -----------       -----------
              Total benefits and expenses        19,698,306        16,722,536        17,027,821
                                               ------------       -----------       -----------

        Operating profit                          6,046,217         7,432,051         5,799,490
                                               ------------       -----------       -----------

Guaranteed and simplified life insurance:
      Premiums                                    5,843,177         3,794,585         1,922,379
      Net investment income                         316,301           159,182            58,524
      Realized investment gains                       9,093             6,735               818
                                               ------------       -----------       -----------
              Total revenue                       6,168,571         3,960,502         1,981,721

      Policyholder benefits                       3,358,022         2,317,006         1,107,883
      Operating expenses                          1,616,158           890,787           388,653
                                               ------------       -----------       -----------
      Total benefits and expenses                 4,974,180         3,207,793         1,496,536
                                               ------------       -----------       -----------

        Operating profit                          1,194,391           752,709           485,185
                                               ------------       -----------       -----------
Brokerage:
      Brokerage income                            3,828,087         3,214,216         3,141,695
      Net investment income                          99,061            62,698            48,661
      Realized investment gains                     211,483           103,180            89,072
                                               ------------       -----------       -----------
              Total revenue                       4,138,631         3,380,094         3,279,428

    Operating expenses                            1,086,777         1,006,605         1,047,407
                                               ------------       -----------       -----------
        Operating profit                          3,051,854         2,373,489         2,232,021
                                               ------------       -----------       -----------

Combined operating profit                        10,292,462        10,558,249         8,516,696
Group life insurance and individual
    accident and health results                    (109,127)         (172,906)          (39,602)
                                               ------------       -----------       -----------

Earnings before Federal income taxes           $ 10,183,335        10,385,343         8,477,094
                                               ============       ===========       ===========

NARRATIVE DESCRIPTION OF BUSINESS SEGMENTS

(I)  INDIVIDUAL LIFE

         The major forms of individual life insurance presently offered by the Company include universal life, graded premium whole life, participating whole life, term insurance, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability income riders. These products are sold by the Company's 283 multi-line exclusive agents in Alabama, Florida, Georgia, Kentucky and Tennessee.

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

                         NUMBER OF AGENTS
                         ----------------
                           DECEMBER 31,
                           ------------
                       1999           1998         STATE
                       ----           ----         -----
                        53             48          Alabama
                        24             25          Florida
                       164            163          Georgia
                        27             26          Kentucky
                        15             10          Tennessee
                       ---            ---
       TOTAL           283            272
                       ===            ===

         Unless the need for a medical examination is indicated by the application or an investigation, the Company writes individual life insurance based on age without requiring blood and specimen in the following maximum amounts:

                             AGE GROUP                MAXIMUM INSURANCE
                             ---------                -----------------
                                 0-17                     $100,000
                                18-40                       74,999
                                41-50                       50,000
                            51 and over                     25,000

         Substandard life insurance risks are accepted by the Company at increased rates, which are determined on an actuarial basis that the Company believes will adequately compensate it for the additional risk involved. The Company's retention of substandard policies varies with its classification of the risk and age of the insured, but in no event exceeds $100,000 on any life through age 65 or $35,000 for issue ages over 65. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain suitable reinsurance. The Company requires a medical examination on the majority of all substandard risks. As of December 31, 1999, less than 2.9% of the Company's individual life premiums and mortality and expense charges were represented by substandard risks.

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

         The Company presently retains, with respect to individual life policies, no more than $100,000 of insurance on any one life, which may be reduced, depending upon the age and the physical classification of the insured. All accidental death riders are 100% reinsured. As of December 31, 1999, the aggregate amount of individual life insurance in force ceded by the Company under its various reinsurance treaties totaled $1,113,205,844.

(II)  GUARANTEED ISSUE AND SIMPLIFIED ISSUE WHOLE LIFE INSURANCE

         The Company offers Guaranteed Issue and Simplified Issue whole life insurance through its multi-line agency force and approximately 2,700 independent agents. The independent agents sell these products in all ten states in which the Company is licensed.

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

(III)  BROKERAGE

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

         34% and 20% of CSI's brokerage revenues come from the sale of non-standard auto insurance through two carriers. 28% of CSI's revenue comes from the sale of crop hail and multi-peril crop insurance through one carrier. The contract with this carrier expires on June 30, 2006.

         CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, group life and health insurance. CSMR has contracted with approximately 2,700 independent agents to write the Company's Guaranteed Issue and Simplified Issue whole life insurance.

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

EMPLOYEES

         In addition to its principal officers, the Company shares approximately 112 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employees' salaries, either based upon the Company's premium income in relation to the premium income of Mutual and Shield or the actual time expended on each company's affairs. The Company and its subsidiaries have 32 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its employee relations are good.

COMPETITION

         The Company operates in a highly competitive industry. It competes with a large number of stock and mutual insurance companies. Larger stock and mutual insurance companies may have a competitive advantage in that they have greater financial and human resources that enable them to offer more diversified lines of coverage, develop new products faster, and develop economies of scale.

         Mutual companies may also have an additional advantage compared to stock insurers because all of their profits accrue to the policyholders.

         The Company has certain advantages that enable it to keep its premium rates competitive with similar policies offered by competing companies. These advantages are:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.



                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         On January 1, 2000, there were approximately 1,880 shareholders of the Company's common stock. The stock (symbol "CSLI") is traded over-the-counter on the NASDAQ National Market System. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:

                                      Stock Price (1)             Dividend
                                    High            Low           Declared
--------------------------------------------------------------------------
1999
         First Quarter             $14.50          11.75             .04
         Second Quarter             12.50          10.38             .04
         Third Quarter              12.38           9.00             .04
         Fourth Quarter             10.38           7.50             .04


--------------------------------------------------------------------------
1998

         First Quarter             $18.75          14.38             .04
         Second Quarter             18.25          13.75             .04
         Third Quarter              15.50           9.63             .04
         Fourth Quarter             16.75           9.00             .04


(1) The prices presented above are sale prices which represent price between broker-dealers and do not include mark-ups or mark-downs or any commission to the broker-dealer. Therefore, the prices presented above do not reflect prices in actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA

                        TEN-YEAR SELECTED FINANCIAL DATA

                                            1999             1998             1997             1996             1995
                                       ------------      -----------      -----------      -----------      -----------
AS OF DECEMBER 31
Total assets                           $190,516,318      180,773,289      165,337,309      148,824,187      139,381,979
                                       ------------      -----------      -----------      -----------      -----------
Total liabilities                      $135,729,241      126,282,437      115,941,296      105,910,335       99,694,942
                                       ------------      -----------      -----------      -----------      -----------
Total shareholders' equity             $ 54,787,077       54,490,852       49,396,013       42,913,852       39,687,037
                                       ------------      -----------      -----------      -----------      -----------
Book value per share                   $       8.66             8.56             7.72             6.71             6.23
                                       ------------      -----------      -----------      -----------      -----------
Closing price per share                $       8.63            14.88            15.25             7.60             4.80
                                       ------------      -----------      -----------      -----------      -----------
YEARS ENDED DECEMBER 31
Premium income                         $ 12,497,438       10,172,998        8,189,370        6,702,922        7,842,595
                                       ------------      -----------      -----------      -----------      -----------
Mortality and expense
   charges                             $ 10,804,659        9,762,356        9,430,814        8,697,621        7,218,946
                                       ------------      -----------      -----------      -----------      -----------

Net investment income, realized
   investment gains and brokerage
   income                              $ 13,555,085       12,365,999       11,308,794        9,458,474        8,814,035
                                       ------------      -----------      -----------      -----------      -----------
Total revenue                          $ 36,857,182       32,301,353       28,928,978       24,859,017       23,875,576
                                       ------------      -----------      -----------      -----------      -----------
Benefits and expenses                  $ 26,673,847       21,916,010       20,451,884       18,735,863       18,548,121
                                       ------------      -----------      -----------      -----------      -----------
Net earnings                           $  7,327,945        7,240,585        6,304,558        4,832,577        4,070,871
                                       ------------      -----------      -----------      -----------      -----------

Basic net earnings per share           $       1.16             1.13              .99              .76              .64
                                       ------------      -----------      -----------      -----------      -----------
Diluted net earnings per share         $       1.14             1.10              .96              .74              .63
                                       ------------      -----------      -----------      -----------      -----------
Dividends per share                    $       .160             .160             .126             .102             .072
                                       ------------      -----------      -----------      -----------      -----------

AS OF DECEMBER 31                          1994              1993             1992             1991             1990
                                       ------------      -----------      -----------      -----------      -----------
Total assets                           $124,412,468      116,237,515      111,133,117      102,258,764       94,837,003
                                       ------------      -----------      -----------      -----------      -----------

Total liabilities                      $ 90,855,648       85,285,402       82,346,176       75,210,219       68,395,286
                                       ------------      -----------      -----------      -----------      -----------
Total shareholders' equity             $ 33,556,820       30,952,113       28,786,941       27,048,545       26,441,717
                                       ------------      -----------      -----------      -----------      -----------
Book value per share                   $       5.28             5.10             4.74             4.46             4.20
                                       ------------      -----------      -----------      -----------      -----------
Closing price per share                $       3.63             3.20             2.77             2.77             3.09
                                       ------------      -----------      -----------      -----------      -----------
YEARS ENDED DECEMBER 31
Premium income                         $  7,991,806        8,005,457        9,671,662        9,444,004        8,778,515
                                       ------------      -----------      -----------      -----------      -----------
Mortality and expense
   charges                             $  7,136,723        5,529,950        4,803,708        4,314,299        3,962,877
                                       ------------      -----------      -----------      -----------      -----------

Net investment income, realized
   investment gains and brokerage
   income                              $  7,597,136        7,271,267        7,111,110        7,069,597        6,291,331
                                       ------------      -----------      -----------      -----------      -----------
Total revenue                          $ 22,725,665       20,806,674       21,586,480       20,827,900       19,032,723
                                       ------------      -----------      -----------      -----------      -----------
Benefits and expenses                  $ 18,333,697       18,149,664       19,122,882       19,182,874       17,027,478
                                       ------------      -----------      -----------      -----------      -----------
Net earnings                           $  3,303,024        2,435,355        2,108,597        1,292,026        1,655,245
                                       ------------      -----------      -----------      -----------      -----------

Basic net earnings per share           $        .54              .40              .33              .21              .26
                                       ------------      -----------      -----------      -----------      -----------
Diluted net earnings per share         $        .51              .39              .33              .20              .25
                                       ------------      -----------      -----------      -----------      -----------
Dividends per share                    $       .060             .051             .068             .119             .119
                                       ------------      -----------      -----------      -----------      -----------

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

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

         Following is a summary of fixed maturities held for investment and available for sale by rating class:

                                    HELD FOR INVESTMENT             AVAILABLE FOR SALE
                                    -------------------             ------------------
                                  12/31/99       12/31/98       12/31/99          12/31/98
                                  --------       --------       --------          --------
            U. S. Government   $ 1,498,783        1,497,876     21,711,038        28,943,831
            A or better         14,578,094       15,092,152     73,243,403        62,320,885
            BBB or better                -                -      7,817,693         9,589,060
                               -----------       ----------    -----------       -----------
                               $16,076,877       16,590,028    102,772,134       100,853,776
                               -----------       ----------    -----------       -----------

MORTGAGE LOANS

         The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

         The loan-to-value ratio on delinquent loans is 28%. Therefore, the Company does not anticipate any loss should it choose to foreclose.

POLICY LOANS

         All policy loans are secured by the cash surrender value of the policies.

SHORT-TERM INVESTMENTS

        All short-term investments are in U.S. Treasury Bills.

OTHER INVESTMENTS

         Other investments consist of the Company's equity in a limited partnership. The partnership invests in other insurance companies and related industries.

RISK-BASED CAPITAL

         The Company's insurance operations require capital to support premium writings. The National Association of Insurance Commissioners ("NAIC") developed a model law and risk-based capital formula designed to help regulators identify life insurers that may be inadequately capitalized. Under the NAIC's requirements, an insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. The Company's capital and surplus at December 31, 1999 was above the minimum regulatory threshold.

RESULTS OF OPERATIONS

         The Company's operations can be grouped into three major segments: (i) individual life insurance, (ii) guaranteed issue and simplified issue life insurance, and (iii) brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company's operations in each segment are concentrated within its southeastern states geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company's exclusive and independent agents.

PREMIUM INCOME AND MORTALITY AND EXPENSES CHARGES:

INDIVIDUAL LIFE INSURANCE

         Premium income and mortality and expense charges produced by the Company's multi-line exclusive agency force for the last three years are as follows:

                                        1999            1998            1997
                                        ----            ----            ----
Premium income                     $ 5,848,804       5,572,243       5,426,473
Mortality and expense charges       10,804,659       9,762,356       9,430,814
                                   -----------      ----------      ----------
                                   $16,653,463      15,334,599      14,857,287
                                   ===========      ==========      ==========

       The total income amount for 1999 represents a 8.6% increase over 1998, compared with a 3.2% increase in 1998 over 1997. Improvements in two key products in late 1998 helped generate additional growth in these lines.

GUARANTEED ISSUE AND SIMPLIFIED ISSUE LIFE INSURANCE

       Guaranteed issue and simplified issue products are distributed by approximately 2,700 independent agents and the Company's multi-line exclusive agents. The Company began selling these products in 1996. Premium income from these products were $5,843,177, $3,794,585 and $1,922,379 in 1999, 1998 and
1997, respectively. The Company expects continued growth in this line of business.

OTHER

       The Company also receives premium income from individual accident and health policies and group life premiums from participation in the Federal employee and servicemen pools. The earnings effect from these sources of premium income is not significant.

INVESTMENT INCOME

         Investment income increased 5%, 9% and 6% in 1999, 1998 and 1997, respectively. Growth in the overall investment portfolio, fluctuations in interest rates on new investments, and the mix of securities account for the variance in yearly increases.

REALIZED INVESTMENT GAINS

         Realized investment gains during the past three years resulted from the sale of bonds by the Company and the sale of equity securities by CSI. The Company anticipates that future gains will be approximately $200,000 per year. Larger gains in 1999 resulted from the Company and CSI taking advantage of market conditions to increase its overall portfolio yield.

BROKERAGE INCOME

         CSI provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company's multi-line agents with property and casualty products that the Company's affiliated property and casualty companies do not underwrite. CSI earned $1,641,193 in 1999, $1,271,450 in 1998 and $1,236,114 in 1997. In late
1996, CSI, in conjunction with its property and casualty affiliate, finalized a contract to transfer management of its property and casualty affiliate's multi-peril crop and crop hail insurance to Blakely Crop Hail, a Kansas based company. Through the brokerage agreement with Blakely, CSI will receive an override commission based on premium volume generated by sales of multi-peril crop and crop hail insurance. During 1999, 1998 and 1997, $699,000, $537,000 and $780,000, respectively, of gross income was realized under this agreement.

         CSI also received override commissions of $871,000, $819,000 and $855,000 from a non-standard auto insurer during 1999, 1998 and 1997, respectively. In 1998, CSI added an additional non-standard automobile insurer. Override commission received in 1999 and 1998 was $509,000 and $326,000, respectively, from this new carrier.

         During the third quarter of 1999, CSI reached production levels with one of its brokerage affiliated property and casualty companies which resulted in approximately $100,000 of additional brokerage income. Production levels are determined annually for the period October 1 to September 30 of each agreement year; however, there is no guarantee that CSI will achieve the stated goals each year. Hence brokerage income under this arrangement may fluctuate.

         Another subsidiary, CSMR, provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not want to underwrite. CSMR earned $373,031 in 1999, $295,053 in 1998 and $305,086 in 1997. The decline in CSMR earnings in 1998 resulted from the utilization of all of its tax loss carry forwards during 1997. On an overall basis, total brokerage revenues amounted to $3,828,087 $3,214,216 and $3,141,695 in 1999, 1998 and 1997, respectively.

BENEFITS

         Benefits, including reserve increases, for the last three years on individual life and guaranteed issue/simplified issue products are as follows:

                            1999            1998           1997
                            ----            ----           ----
Individual              $12,173,031      10,429,767      9,964,268
Guaranteed issue
  simplified issue      $ 3,358,022       2,317,006      1,107,883

Benefits for individual life and guaranteed issued simplified issue as a percentage of premiums and mortality and expense charges for those products were 69% in 1999, 67% for 1998 and 66% for 1997. The Company expects the ratio to range between 65% and 70%.

       During the year, the Company experienced increased mortality across all lines of business. Based on the Company's analysis, the mortality fluctuations were not concentrated in any one particular product line or age group. The Company understands that it can and will experience fluctuations in mortality. The Company is insulated from abnormal mortality fluctuations having routinely purchased "stop loss" reinsurance coverage to limit its exposure. The Company reached the attachment point of the reinsurance program during the third quarter and recorded a pretax reinsurance recovery of approximately $500,000 in the third quarter and $600,000 in the fourth quarter of 1999.

FEDERAL INCOME TAXES

       The effective tax rates of the Company were 28% for 1999, 30% for 1998 and 26% for 1997. The increase in effective tax rates from 1997 to 1998, was due to CSMR utilizing all of its tax loss carryforwards in the fourth quarter of 1997 and the increase in deferred acquisition costs and other temporary differences which are taxed at a rate of 34% and do not reflect the impact of the small company deduction. The Company anticipates that future tax rates will range from 28% to 33%.

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

YEAR 2000

       The Company did not experience any material date-related problems with its internal information or other systems and has not experienced any material disruptions in connection with external information systems and data exchanges. The Company will continue to monitor its internal and external information systems and data exchanges throughout the year for first date occurrence events. Based on the information now available, the Company does not expect any material disruptions with respect to such events during the coming year.

FORWARD-LOOKING STATEMENTS

       The Company has made certain forward-looking statements in this Annual Report for the year ended December 31, 1999, and has and will make such statements in other contexts. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

       Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy and by contracting with reinsuring companies that meet certain rating criteria and other qualifications.

INTEREST RATE RISK

       The Company's fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair market values of these securities. The changes in fair market values of the available for sale portfolio are presented as a component of shareholders equity in accumulated other comprehensive income-net of taxes. The Company invests in government, governmental agency and high quality corporate bonds. The fixed maturity portfolio had an effective duration of 5.1 years and an average rating of AA3 at December 31, 1999. Company policy is to have an effective duration of less than ten years and to not purchase bonds with less than an A rating. Through cash flow models, the Company works to lessen the impact of interest rate fluctuations on its available for sale portfolio.

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

                                                                                                              HYPOTHETICAL
                                                                                             ESTIMATED FAIR   PERCENTAGE
                                                                       ESTIMATED             VALUE AFTER      INCREASE (DECREASE)
                                              ESTIMATED                CHANGE IN             HYPOTHETICAL     IN SHAREHOLDER
                                              VALUE                    INTEREST RATES        CHANGE IN        EQUITY BEFORE
                                              DECEMBER 31, 1999        (BP-BASIS POINTS)     INTEREST RATES   TAXES
                                              -----------------        -----------------     --------------   -----
                                              (dollars in thousands)
Held for investment:
   U.S. Treasury securities and obligations
   of U.S government corporations
   and agencies                               $  1,503                 200 bp decrease           1,547               N/A
                                                                       100 bp decrease           1,520               N/A
                                                                       100 bp increase           1,487               N/A
                                                                       200 bp increase           1,472               N/A
Debt securities issued by
   foreign governments                        $  2,016                 200 bp decrease           2,082               N/A
                                                                       100 bp decrease           2,048               N/A
                                                                       100 bp increase           1,983               N/A
                                                                       200 bp increase           1,953               N/A

Corporate securities                          $ 12,457                 200 bp decrease          13,105               N/A
                                                                       100 bp decrease          12,768               N/A
                                                                       100 bp increase          12,158               N/A
                                                                       200 bp increase          11,859               N/A
Available for sale:
   U.S. Treasury and obligations
   of U.S. government corporations
   and agencies                               $  5,003                 200 bp decrease           5,353               .61
                                                                       100 bp decrease           5,216               .39
                                                                       100 bp increase           4,935              (.12)
                                                                       200 bp increase           4,615              (.71)

Corporate securities                          $ 80,811                 200 bp decrease          92,991             22.23
                                                                       100 bp decrease          87,495             12.20
                                                                       100 bp increase          77,562             (5.93)
                                                                       200 bp increase          69,173            (21.24)

Mortgage-backed securities                    $ 16,958                 200 bp decrease          18,169              2.21
                                                                       100 bp decrease          17,705              1.36
                                                                       100 bp increase          16,351             (1.11)
                                                                       200 bp increase          15,710             (2.28)

Total fixed maturities                        $118,748                 200 bp decrease         133,229
                                              ========                 100 bp decrease         126,752
                                                                       100 bp increase         114,476
                                                                       200 bp increase         104,782

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            DECEMBER 31,
                                                                  --------------------------------
                        ASSETS                                        1999                1998
                                                                  -------------       ------------
Investments:
  Fixed maturities, held for investment, at amortized
     cost                                                         $  16,076,877         16,590,028
  Fixed maturities, available for sale, at fair value               102,772,134        100,853,776
  Equity securities, at fair value                                    2,623,214                 --
  First mortgage loans on real estate                                 2,898,757          3,531,728
  Policy loans                                                        8,591,609          8,155,752
  Short-term investments                                              5,494,839          7,196,901
  Other invested assets                                               1,000,000          1,000,000
                                                                  -------------       ------------
               Total investments                                    139,457,430        137,328,185
Cash                                                                    610,695            938,728
Accrued investment income                                             2,232,351          1,913,456
Amounts receivable, principally premiums                              2,443,015          2,547,510
Amount due from reinsurers                                            4,038,669          2,492,493
Deferred policy acquisition costs                                    41,263,817         34,950,104
Other assets                                                            470,341            602,813
                                                                  -------------       ------------
                                                                  $ 190,516,318        180,773,289
                                                                  =============       ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:

  Future policy benefits                                          $ 122,605,977        112,423,878
  Policy claims and benefits payable                                  1,455,077          1,053,061
                                                                  -------------       ------------
               Total policy liabilities and accruals                124,061,054        113,476,939
Federal income taxes:
  Current                                                               670,347             80,869
  Deferred                                                            3,435,378          5,621,684
Other liabilities                                                     7,562,462          7,102,945
                                                                  -------------       ------------
               Total liabilities                                    135,729,241        126,282,437
                                                                  -------------       ------------
Shareholders' equity:
  Common stock of $1 par value.  Authorized 20,000,000
    shares; issued 6,754,504 shares                                   6,754,504          6,754,504
  Additional paid-in capital                                          1,528,178          1,478,639
  Accumulated other comprehensive income (loss), net                 (3,466,876)         1,779,920
  Retained earnings                                                  53,732,985         47,420,827
  Less:
     Unearned compensation - restricted stock                          (362,458)          (317,860)
     Treasury stock, at cost (427,145 shares in 1999 and
       392,716 shares in 1998)                                       (3,399,256)        (2,625,178)
                                                                  -------------       ------------
               Total shareholders' equity                            54,787,077         54,490,852
                                                                  -------------       ------------

                                                                  $ 190,516,318        180,773,289
                                                                  =============       ============


See accompanying notes to consolidated financial statements

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                                                    YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                              1999            1998            1997
                                                          -----------      ----------      ----------
Revenues:
   Premium income:
     Life                                                 $12,359,612      10,038,981       8,014,887
     Accident and health                                      137,826         134,017         174,483
                                                          -----------      ----------      ----------
            Total premium income                           12,497,438      10,172,998       8,189,370

   Mortality and expense charges                           10,804,659       9,762,356       9,430,814
   Net investment income                                    9,252,370       8,787,048       8,056,400
   Realized investment gains                                  474,628         364,735         110,699
   Brokerage income                                         3,828,087       3,214,216       3,141,695
                                                          -----------      ----------      ----------
            Total revenues                                 36,857,182      32,301,353      28,928,978
                                                          -----------      ----------      ----------

Benefits and expenses:
   Life benefits and claims                                16,191,608      13,409,685      11,713,161
   Accident and health benefits and claims                    244,320         302,087         227,428
   Amortization of deferred policy acquisition costs        3,041,566       1,809,619       2,271,407
   Other operating expenses                                 7,196,353       6,394,619       6,239,888
                                                          -----------      ----------      ----------
            Total benefits and expenses                    26,673,847      21,916,010      20,451,884
                                                          -----------      ----------      ----------
            Earnings before Federal income taxes           10,183,335      10,385,343       8,477,094
                                                          -----------      ----------      ----------
Federal income taxes:
   Current                                                  1,764,630       1,546,986       1,515,393
   Deferred                                                 1,090,760       1,597,772         657,143
                                                          -----------      ----------      ----------
            Total Federal income taxes                      2,855,390       3,144,758       2,172,536
                                                          -----------      ----------      ----------
            Net earnings                                  $ 7,327,945       7,240,585       6,304,558
                                                          ===========      ==========      ==========
Basic net earnings per share of
   common stock                                           $      1.16            1.13            0.99
                                                          ===========      ==========      ==========
Diluted net earnings per share of
   common stock                                           $      1.14            1.10            0.96
                                                          ===========      ==========      ==========
Weighted-average number of shares used in
   computing basic earnings per share (note 1)              6,341,393       6,410,345       6,400,145
                                                          ===========      ==========      ==========
Weighted-average number of shares used in
   computing diluted earnings per share (note 1)            6,444,202       6,562,370       6,576,236
                                                          ===========      ==========      ==========

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


                                                                    YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                             1999              1998              1997
                                                         ------------       -----------       -----------
Common stock - balance at beginning and
  end of year                                            $  6,754,504         6,754,504         6,754,504
                                                         ------------       -----------       -----------
Additional paid-in capital:
  Balance at beginning of year                              1,478,639         1,283,745         1,283,969
  Treasury shares issued (acquired)                           (91,286)            9,894              (224)
  Tax benefit arising from issuance of
     restricted stock                                         140,825           185,000                --
                                                         ------------       -----------       -----------
  Balance at end of year                                    1,528,178         1,478,639         1,283,745
                                                         ------------       -----------       -----------
Accumulated other comprehensive income:
  Balance at beginning of year                              1,779,920         1,285,556           297,609
                                                         ------------       -----------       -----------
  Change in unrealized gains (losses):
     Unrealized gains (losses) during year                 (9,637,850)          848,053         1,802,499
     Deferred (taxes) benefit                               3,276,869          (288,338)         (612,850)
     Deferred acquisition cost adjustment                   1,114,185           (65,351)         (201,702)
                                                         ------------       -----------       -----------
     Other comprehensive income (loss)                     (5,246,796)          494,364           987,947
                                                         ------------       -----------       -----------
  Balance at end of year                                   (3,466,876)        1,779,920         1,285,556
                                                         ------------       -----------       -----------
Retained earnings:
  Balance at beginning of year                             47,420,827        41,204,889        35,713,441
  Net earnings                                              7,327,945         7,240,585         6,304,558
  Dividends of $.16 per share in 1999,
     $.16 in 1998, and $.126 in 1997                       (1,015,787)       (1,024,647)         (813,110)
                                                         ------------       -----------       -----------
  Balance at end of year                                   53,732,985        47,420,827        41,204,889
                                                         ------------       -----------       -----------
Unearned compensation - restricted stock:
  Balance at beginning of year                               (317,860)         (188,850)               --
  Shares awarded                                             (353,004)         (381,306)               --
  Compensation expense recorded                               308,406           252,296                --
                                                         ------------       -----------       -----------
  Balance at end of year                                     (362,458)         (317,860)               --
                                                         ------------       -----------       -----------
Treasury stock:
  Balance at beginning of year                             (2,625,178)       (1,132,681)       (1,135,671)
  Cost of shares purchased (75,000 in 1999 and
     89,354 shares in 1998)                                (1,007,156)       (1,581,678)               --
  Cost of shares issued (43,502 shares in 1999,
     50,267 shares in 1998, and 934 shares in 1997)           233,078            89,181             2,990
                                                         ------------       -----------       -----------
  Balance at end of year                                   (3,399,256)       (2,625,178)       (1,132,681)
                                                         ------------       -----------       -----------
           Total shareholders' equity (note 9)           $ 54,787,077        54,490,852        49,396,013
                                                         ============       ===========       ===========

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income


                                                                 YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                          1999             1998             1997
                                                      -----------       ----------       ----------
Net earnings                                          $ 7,327,945        7,240,585        6,304,558
                                                      -----------       ----------       ----------
Other comprehensive income (loss) before tax:
  Unrealized gains (losses) on securities
   available for sale                                  (8,998,293)       1,147,437        1,711,496
  Reclassification adjustment for realized gains
        included in net earnings                         (474,628)        (364,735)        (110,699)
                                                      -----------       ----------       ----------
           Total other comprehensive income
              (loss) before tax                        (8,523,665)         782,702        1,600,797
  Income tax expense (benefit) related to items
     of other comprehensive income (loss)              (3,276,869)         288,338          612,850
                                                      -----------       ----------       ----------
           Other comprehensive income (loss),
              net of tax                               (5,246,796)         494,364          987,947
                                                      -----------       ----------       ----------
           Total comprehensive income                 $ 2,081,149        7,734,949        7,292,505
                                                      ===========       ==========       ==========

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                     YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                              1999              1998              1997
                                                          ------------       -----------       -----------
Cash flows from operating activities:
  Net earnings                                            $  7,327,945         7,240,585         6,304,558
  Adjustments to reconcile net earnings to net
     cash provided from operating activities:
       Increase in policy liabilities and accruals          10,182,099         7,851,348         7,370,515
       Increase in deferred policy acquisition costs        (5,079,456)       (5,172,476)       (3,254,178)
       Change in Federal income taxes                        1,820,865         1,845,101           591,122
       Decrease (increase) in amounts receivable
          and amounts due from reinsurers                   (1,441,681)          578,902        (1,220,114)
       Other, net                                              549,824           613,080         1,567,988
                                                          ------------       -----------       -----------
          Net cash provided by operating
              activities                                    13,359,596        12,956,540        11,359,891
                                                          ------------       -----------       -----------
Cash flows from investing activities:
  Purchase of fixed maturities held for investment                  --                --                --
  Purchase of fixed maturities available for sale          (27,539,338)      (31,232,770)      (18,827,126)
  Purchase of equity securities                             (3,236,452)               --                --
  Purchase of other invested assets                                 --        (1,000,000)               --
  Sale of fixed maturities available for sale                8,059,060        14,950,214         5,508,045
  Sale of equity securities                                    704,605                --                --
  Proceeds from maturities of fixed maturities
     held for investment                                       500,000         1,500,000         2,118,719
  Proceeds from maturity and redemption of
     fixed maturities available for sale                     7,751,371         8,090,844         3,765,544
  First mortgage loans originated                             (178,000)               --          (312,000)
  Principal collected on first mortgage loans                  810,971           684,234           866,315
  Net increase in policy loans                                (435,857)         (179,649)         (938,358)
  Other, net                                                   (36,186)         (185,567)         (201,946)
                                                          ------------       -----------       -----------
          Net cash used in investing activities            (13,599,826)       (7,372,694)       (8,020,807)
                                                          ------------       -----------       -----------
Cash flows from financing activities:
  Cash dividends paid                                       (1,015,787)       (1,024,647)         (813,110)
  Purchase of treasury stock                                (1,007,156)       (1,581,678)               --
  Sale of treasury stock                                       233,078            99,075             2,766
                                                          ------------       -----------       -----------
          Net cash used in financing activities             (1,789,865)       (2,507,250)         (810,344)
                                                          ------------       -----------       -----------
          Net increase (decrease) in cash and
              cash equivalents                              (2,030,095)        3,076,596         2,528,740
Cash and cash equivalents:
  Beginning of year                                          8,135,629         5,059,033         2,530,293
                                                          ------------       -----------       -----------
  End of year                                             $  6,105,534         8,135,629         5,059,033
                                                          ============       ===========       ===========
Supplemental disclosures of cash paid during
  the year - income taxes                                 $  1,034,326         1,299,657         1,292,128
                                                          ============       ===========       ===========

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997




(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"), which vary in certain respects from reporting practices prescribed or permitted by the Insurance Department of the State of Georgia. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deem to be acutely sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from estimates.

       Following is a description of the most significant risks facing insurers and how the Company mitigates those risks:

              CREDIT RISK is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy and by contracting with reinsuring companies that meet certain rating criteria and other qualifications.

              INTEREST RATE RISK is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company attempts to mitigate this risk by attempting to match the maturity schedule of its assets with the expected payout of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

       The significant accounting policies are as follows:

              CONSOLIDATION POLICY

              The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, CSI Brokerage Services, Inc. ("CSI") and Cotton States Marketing Resources, Inc. ("CSMR"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring most new individual life business are deferred and amortized with interest over the premium-paying period of the related policies. For traditional life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions as used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract's annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $8,121,000 in 1999, $6,982,000 in 1998, and $5,526,000 in 1997.

CASH AND CASH EQUIVALENTS

For purposes of presenting its statements of cash flows, the Company considers all short-term investments to be cash equivalents. Short-term investments have maturity dates of less than three months.

INVESTMENTS

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Fixed maturities held for investment are stated at amortized cost. Fixed maturities available for sale are stated at fair value. The cost of securities sold is determined by the identified certificate method. First mortgage loans are stated at their aggregate unpaid balance. Policy loans are stated at their aggregate unpaid balance and short-term investments are stated at cost.

Investments deemed to have a loss in value, which is other than temporary, are written down to their estimated net realizable value. Unrealized gains and losses on fixed maturities available for sale are excluded from earnings and are reported within shareholders' equity as a component of accumulated other comprehensive income, net of deferred taxes and amounts attributable to the Company's universal life and annuity products.

INCOME TAXES

The Company, CSI and CSMR file a consolidated Federal income tax return.

Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997


EARNINGS PER SHARE

Basic earnings per share are based on the weighted-average number of common shares outstanding adjusted for the following stock splits effected in the form of a stock dividend.

         January 20, 1998                                  Three-for-two
         April 30, 1997                                    Five-for-four


The following table summarizes information relating to the calculation of basic and diluted earnings per share of common stock:

                                                                  YEARS ENDED DECEMBER 31,
                       ----------------------------------------------------------------------------------------------------
                                     1999                                 1998                           1997
                       -------------------------------       ------------------------------   -----------------------------
                           INCOME            SHARES             INCOME           SHARES         INCOME          SHARES
                         (NUMERATOR)     (DENOMINATOR)       (NUMERATOR)      (DENOMINATOR)   (NUMERATOR)     (DENOMINATOR)
                         -----------     -------------       -----------      -------------   -----------     -------------
Data for Basic
EPS calculation        $  7,327,945        6,341,393         $  7,240,585        6,410,345    $  6,304,558       6,400,145
 Effect of dilutive
  securities:
  Options                        --           35,953                   --           70,768              --          82,023
  Restricted stock               --           66,856                   --           81,257              --          94,068
                       ------------     ------------         ------------      -----------    ------------     -----------
Data for Diluted
  EPS calculation      $  7,327,945        6,444,202         $  7,240,585        6,562,370    $  6,304,558       6,576,236
                       ============     ============         ============      ===========    ============     ===========


STOCK-BASED COMPENSATION

The Company accounts for its various stock-based compensation in accordance with the provisions set forth in SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant, or alternatively continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock-based grants as if the fair value-based method had been applied as defined in SFAS No. 123. In accordance with APB Opinion No. 25, compensation expense is recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date. The Company has elected to continue to apply the provisions set forth in APB Opinion No. 25 and follow the disclosure provisions of SFAS No. 123. See note 8 for further information.

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

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997





SEGMENT DISCLOSURE

Also effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The operating results for the Company's operating segments are contained in note 11.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137 which changed the effective date of SFAS 133. As a result, the effective date of SFAS 133 was deferred for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS 133 will have a significant impact on the financial statements upon adoption.

In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises of Insurance Related Assessments SOP 97-3 is effective for all fiscal years beginning after December 15, 1998. The Company has adopted SOP 97-3, effective January 1, 1999 and there was no impact on the Company's financial statements.

In March 1998, the AICPA Accounting Standards Executive Committee issued on SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for all fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1, effective January 1, 1999 and there was no impact on the Company's financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



(2)      INVESTMENTS

         The amortized cost and estimated market values of investments in debt and equity securities as of December 31, 1999 and 1998 are as follows:


                                                                           1999
                                            ---------------------------------------------------------------
                                                                GROSS           GROSS            ESTIMATED
                                             AMORTIZED        UNREALIZED      UNREALIZED            FAIR
                                                COST             GAINS          LOSSES             VALUE
                                            ------------      ----------      ----------        -----------
Held for investment:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies             $  1,498,783          4,502               --          1,503,285
    Debt securities issued by
      foreign governments                      1,994,887         20,793               --          2,015,680
    Corporate securities                      12,583,207         62,364          188,767         12,456,804
                                            ------------        -------        ---------        -----------

           Total                            $ 16,076,877         87,659          188,767         15,975,769
                                            ============        =======        =========        ===========

Available for sale:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies             $  5,156,859          2,512          156,538          5,002,833
    Corporate securities                      86,908,334         64,094        6,161,734         80,810,694
    Mortgage-backed securities                17,235,051         41,206          317,650         16,958,607
                                            ------------        -------        ---------        -----------

           Total                            $109,300,244        107,812        6,635,922        102,772,134
                                            ============        =======        =========        ===========

Equity securities                           $  2,531,851        225,248          133,885          2,623,214
                                            ============        =======        =========        ===========


                                                                           1998
                                            ---------------------------------------------------------------
                                                                GROSS           GROSS            ESTIMATED
                                             AMORTIZED        UNREALIZED      UNREALIZED            FAIR
                                                COST             GAINS          LOSSES             VALUE
                                            ------------      ----------      ----------       ------------
Held for investment:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies             $ 1,497,876           56,964             --          1,554,840
    Debt securities issued by
      foreign governments                     1,992,730          145,480             --          2,138,210
    Corporate securities                     13,099,422          642,583             --         13,742,005
                                            -----------        ---------        -------        -----------

           Total                            $16,590,028          845,027             --         17,435,055
                                            ===========        =========        =======        ===========

Available for sale:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies             $ 4,247,714           72,156         32,957          4,286,913
    Corporate securities                     69,029,504        2,578,746         74,686         71,533,564
    Mortgage-backed securities               24,375,455          657,844             --         25,033,299
                                            -----------        ---------        -------        -----------

           Total                            $97,652,673        3,308,746        107,643        100,853,776
                                            ===========        =========        =======        ===========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997


The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 AMORTIZED          ESTIMATED
                                                   COST             FAIR VALUE
                                               ------------        -----------
Held for investment:
  Due in one year or less                      $    880,019            881,124
  Due after one year through five years          15,196,858         15,094,645
                                               ------------        -----------

         Total                                 $ 16,076,877         15,975,769
                                               ============        ===========

Available for sale:
  Due in one year or less                      $  3,502,362          3,497,308
  Due after one year through five years          26,158,410         24,764,525
  Due after five years through 10 years          34,069,543         32,149,377
  Due after 10 years                             28,334,878         25,402,317
  Mortgage-backed securities                     17,235,051         16,958,607
                                               ------------        -----------

         Total                                 $109,300,244        102,772,134
                                               ============        ===========

Bonds with amortized cost of approximately $1,804,000 at December 31, 1999 were on deposit with state regulatory authorities in accordance with statutory requirements.

Realized and unrealized gains and losses on investments for the years ended December 31, were as follows:

                                                    1999               1998               1997
                                               ------------         ----------         ----------
Realized gains (losses) on sales and
 redemptions of investments:
  Fixed maturities held for investment:
  Gross gains                                  $         --                 --            (18,719)
  Gross losses                                           --                 --                 --
                                               ------------         ----------         ----------
       Net realized gains                                --                 --            (18,719)
                                               ------------         ----------         ----------

  Fixed maturities available for sale:
    Gross gains                                     263,967            388,844            129,418
    Gross losses                                       (822)           (24,109)                --
                                               ------------         ----------         ----------
       Net realized gains                           263,145            364,735            129,418
                                               ------------         ----------         ----------

  Equity securities:
    Gross gains                                     244,159                 --                 --
    Gross losses                                    (32,676)                --                 --
                                               ------------         ----------         ----------
       Net realized gains                           211,483                 --                 --
                                               ------------         ----------         ----------

       Total                                        474,628            364,735            110,699
                                               ------------         ----------         ----------
Changes in unrealized gains (losses):
  Fixed maturities held for investment             (946,135)           340,823            352,948
  Fixed maturities available for sale            (9,729,213)           848,053          1,802,499
  Equity securities                                  91,363                 --                 --
                                               ------------         ----------         ----------
       Net unrealized gains (losses)            (10,583,985)         1,188,876          2,155,447
                                               ------------         ----------         ----------

       Total realized and unrealized
         gains (losses)                        $(10,109,357)         1,553,611          2,266,146
                                               ============         ==========         ==========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997




   Details of net investment income are as follows:

                                                    1999             1998             1997
                                                ----------        ---------        ---------
Investment income:
    Fixed maturities held for investment        $1,104,486        1,181,695        1,244,735
    Fixed maturities available for sale          7,241,794        6,619,801        5,917,054
    First mortgage loans                           259,558          333,870          395,235
    Policy loans                                   600,219          576,800          527,493
    Short-term investments                         291,464          355,820          285,267
                                                ----------        ---------        ---------
           Total investment income               9,497,521        9,067,986        8,369,784

    Less investment expenses                       245,151          280,938          313,384
                                                ----------        ---------        ---------

           Net investment income                $9,252,370        8,787,048        8,056,400
                                                ==========        =========        =========

(3)    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         CASH AND SHORT-TERM INVESTMENTS

         The carrying amount of cash and short-term investments is a reasonable estimate of fair value.

         INVESTMENT SECURITIES

         For investment securities (which include fixed maturities held for investment, fixed maturities available for sale, and equity securities), fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



         The estimated fair values and carrying value of the Company's financial instruments at December 31, 1999 and 1998 are the same except for investment securities which are detailed in footnote 2 and mortgage loans as follows:

                                                      MORTGAGE LOANS
                                            -----------------------------------
                                              CARRYING              FAIR
                                               AMOUNT               VALUE
                                            --------------     ----------------

                     1999                   $   2,898,757          2,909,318
                     1998                   $   3,531,728          3,660,532

(4)    FUTURE POLICY BENEFITS AND REINSURANCE

       The composition of future policy benefits, and the significant assumptions used in their development, are as follows:


                             FUTURE POLICY                                 ASSUMPTIONS
                               BENEFITS          -----------------------------------------------------------------
                          ------------------      YEARS
LINE OF BUSINESS          1999          1998     OF ISSUE   INTEREST RATES        MORTALITY         WITHDRAWALS
----------------          ----          ----     --------   --------------        ---------         -----------
                        (DOLLARS IN THOUSANDS)

Life:
  Individual            $  3,932        4,076     l956-65  4%                l955-60 Basic Table    Company
                                                                             Select and Ultimate    experience

  Individual               8,353        8,617     l966-79  6.5% - 5%(A)      Same as above          Same as above

  Individual               5,447        5,553     l980-88  7.5% - 6%(A)     l965-70 Basic Table    Same as above
                                                                             Select and Ultimate

  Individual              14,845       10,977     1989-99  7.5% - 6%(A)     1975-80 Basic Table    Same as above
                                                                             Select and Ultimate

  Individual               4,392        4,059     Various  3.5% - 2.5%       Statutory                   -

  Annuities and                                                              Accumulated                 -
     universal life       85,599       79,097     Various  6.25% - 4.5%      account value

Group                          5            5     Various  -                 Unearned premiums           -
                        --------    ---------
                         122,573      112,384

Accident and health -
  individual                  33           40     Various  3%                       -                    -
                        --------    ---------

      Total future
        policy
        benefits        $122,606      112,424
                        ========    ==========


(A) Interest rates are graded to the ultimate rate in 25 years.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997


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

The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:

                                               1999                1998               1997
                                           ------------         -----------         ----------
Premium income:
    Direct premiums                        $ 13,412,582          10,931,789          8,816,115
    Reinsurance assumed                         667,688             672,153            666,034
    Reinsurance ceded                        (1,582,832)         (1,430,944)        (1,292,779)
                                           ------------         -----------         ----------

           Net premium income              $ 12,497,438          10,172,998          8,189,370
                                           ============         ===========         ==========

Mortality and expense charges ceded        $  2,336,875           2,119,851          1,818,826
                                           ============         ===========         ==========

Benefits and claims:
    Reinsurance assumed                    $    660,555             662,918            641,005
                                           ============         ===========         ==========
    Reinsurance ceded                      $  4,381,820           2,966,909          4,149,310
                                           ============         ===========         ==========

(5)      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 1999 and 1998 is composed of the tax-effected temporary differences related to the following amounts:

                                                                      1999              1998
                                                                  -----------        ----------
         Deferred tax assets:
             Fixed maturities available for sale                  $ 2,219,557                --
             Deferred policy acquisition costs - tax                1,721,466         1,477,786
             Life insurance reserves                                5,145,152         4,802,693
             Unearned mortality and expense charges                   854,378           832,676
             Postretirement health benefits liability                  95,673           102,741
             Deferred compensation                                    191,332           206,511
             Other, net                                               205,445           111,386
                                                                  -----------        ----------
                    Total deferred tax assets                      10,433,003         7,533,793
                                                                  -----------        ----------

         Deferred tax liabilities:
             Fixed maturities available for sale                           --         1,088,375
             Equity securities                                         31,064                --
             Deferred policy acquisition costs - financial
               statements                                          13,723,205        11,973,712
             Due and unpaid premiums                                   80,717            67,221
             Other, net                                                33,395            26,169
                                                                  -----------        ----------
                    Total deferred tax liabilities                 13,868,381        13,155,477
                                                                  -----------        ----------

                    Net deferred tax liability                    $ 3,435,378         5,621,684
                                                                  ===========        ==========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



         SFAS No. 109, Accounting for Income Taxes specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled "policyholders' surplus" created by Federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled "shareholders' surplus." The balance in the "policyholders' surplus" account at December 31, 1999 was $4,203,000.

         The balance in the "shareholders' surplus" account at December 31, 1999 was $41,602,000. The Company does not anticipate any of the "policyholders' surplus" account becoming taxable in the foreseeable future.

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

         Federal income tax expense is less than amounts determined by multiplying earnings before Federal income taxes by the Federal tax rate of 35%. The reason for such difference and the tax effect of each are as follows:

                                                            1999               1998               1997
                                                        -----------         ----------         ----------
         Federal income tax expense at
             statutory rate                             $ 3,564,167          3,634,870          2,966,983
         Special deductions available to small
             life insurance companies                      (572,553)          (584,724)          (565,318)
         Net gains of subsidiaries not currently
             includable                                          --                 --            (70,068)
         Change in valuation allowance                           --                 --            (81,000)
         Surtax exemption                                   (87,946)           (92,581)           (66,617)
         Other, net                                         (48,278)           187,193            (11,444)
                                                        -----------         ----------         ----------

                    Total Federal income taxes          $ 2,855,390          3,144,758          2,172,536
                                                        ===========         ==========         ==========

(6)    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company has a plan which provides for postretirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company accrues benefits on a current basis and the plan is not funded. The components of the net periodic postretirement benefit cost for the years ended December 31 are as follows:

                                                                      1999            1998            1997
                                                                    --------         -------         -------

         Service cost                                               $    394             439             351
         Interest cost                                                12,541          13,808          13,631
         Amortization of unrecognized gain                           (12,609)         (9,425)         (6,741)
                                                                    --------         -------         -------

                    Net periodic postretirement benefit cost        $    326           4,822           7,241
                                                                    ========         =======         =======

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



         The following tables set forth the plan's funded status, reconciles the amounts shown in the Company's balance sheet, and reconciles the accumulated postretirement benefit obligation at December 31, 1999 and 1998:

                                                                 1999             1998
                                                               ---------         --------
         Accumulated postretirement benefit obligation:
             Retirees                                          $ 126,767          151,617
             Other active participants                             9,538           10,800
                                                               ---------         --------
         Accumulated postretirement benefit
             obligation in excess of plan assets                 136,305          162,417

         Unrecognized net gain                                   145,087          139,761
                                                               ---------         --------

         Accrued postretirement benefit liability              $ 281,392          302,178
                                                               =========         ========

         Accumulated postretirement benefit liability
             at beginning of year                              $ 302,178          311,056
         Net periodic cost                                           326            4,822
         Amounts paid by Company                                 (21,112)         (13,700)
                                                               ---------         --------
         Accumulated postretirement benefit liability
             at end of year                                    $ 281,392          302,178
                                                               =========         ========

         Accumulated postretirement benefit obligation
             at beginning of year                              $ 162,417          197,100
         Service cost                                                394              439
         Interest cost                                            12,541           13,808
         Amounts paid by Company                                 (21,112)         (13,700)
         Actuarial (gain)                                        (17,935)         (35,230)
                                                               ---------         --------
         Accumulated postretirement benefit obligation
             at end of year                                    $ 136,305          162,417
                                                               =========         ========

         The postretirement benefit obligation was determined by application of the terms of the plan using relevant actuarial assumptions. Health care costs are projected to increase at annual rates ranging from 0% in 1999 up to 5% in 2006 and thereafter. A 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 1999 by approximately $9,691 and the service and interest cost components of the net periodic postretirement benefit cost for 1999 by approximately $892. A 1% annual decrease in these assumed cost trends would decrease the accumulated postretirement benefit obligation at December 31, 1999 by approximately $8,724 and the service and interest components of the net periodic postretirement benefit cost by $803. The assumed discount rate used in determining the accumulated postretirement obligation was 7.75% at December 31, 1999 and 6.75% at December 31, 1998.

(7)      TRANSACTIONS WITH AFFILIATES

         Cotton States Mutual Insurance Company ("Mutual"), through its wholly owned subsidiary, Shield Insurance Company ("Shield"), controls approximately 33% of the Company's outstanding common stock. Most officers and directors of the Company hold similar positions with Mutual.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



         Certain general expenses are allocated to the Company by Mutual. These expenses, such as salaries, advertising, rents, etc., represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $2,957,431 in 1999, $2,779,136 in 1998, and
         $2,467,408 in 1997. At December 31, 1999 and 1998, the Company owed Mutual $507,187 and $823,293, respectively.

         The Company expensed pension costs and 401(k) matching costs of $63,354, $36,148, $(6,517) and $36,451, $42,805, and $39,287 in 1999,
         1998, and 1997 respectively.

         Included in other assets are deferred software costs relating to various system development projects of the Company and Mutual that were amortized over five years, and were fully amortized as of December 31, 1996. Rent, for use of the software, of approximately $106,000 in 1999, 1998 and 1997 has been charged to Mutual and Shield.

(8)      STOCK-BASED COMPENSATION

         The Company has various stock option plans for the Company's officers and key employees, as well as directors. Under the employee plan, options may be granted to purchase up to 937,500 shares of the Company's common stock at a per share price of not less than 100% of fair market value at date of grant. Under the directors' plan, options are granted based on the level of directors' fees at a per share price of 50% of fair market value at date of grant. The employee and directors' options have a term of 10 years and are not subject to any vesting requirements. The weighted-average remaining contractual life on options outstanding at December 31, 1999 is four years. The weighted-average grant date fair value of options granted during 1999 and 1998 was $16.19 and $15.81, respectively. A summary of options follows:

                                         1999                           1998                       1997
                                -----------------------       ------------------------    -------------------------
                                              WEIGHTED-                      WEIGHTED-                    WEIGHTED-
                                               AVERAGE                        AVERAGE                      AVERAGE
                                               EXERCISE                       EXERCISE                    EXERCISE        OPTION
                                OPTIONS         PRICE         OPTIONS         PRICE        OPTIONS         PRICE           PRICE
                                -------       ---------       -------        ---------     --------       ---------      ----------
       Shares under option      91,544          $ 3.82        107,673         $ 3.32        128,124         $ 2.93       $1.92-7.63
       Options exercisable      91,544            3.82        107,673           3.32        128,124           2.93        1.92-7.63
       Options granted           8,736            7.44          8,949           7.63         13,991           3.80        1.92-7.63
       Options exercised        24,865            2.96         29,400           2.96            934           2.96             2.96
                                ======                        =======                       =======                      ==========

         In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight-line method over the vesting period of the awards. The Company awarded 24,460, 22,857, and 23,015 shares of restricted stock under such plans during 1999, 1998, and 1997, respectively. The weighted-average grant date fair value of such shares was $11.41, $15.53, and $7.43, respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was approximately $308,000, $252,000, and $151,000, in 1999, 1998, and, 1997, respectively.

         In accordance with APB Opinion No. 25, approximately $373,000, $320,000, and $204,000, in compensation expense has been recorded in 1999, 1998, and 1997, respectively, for the various stock option and restricted stock awards granted in 1999, 1998, and 1997. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, the Company's net earnings, basic net earnings per share, and diluted net earnings per share would have been reduced to the pro forma amounts indicated below:

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997


                                                          YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                 1999                1998                1997
                                              -----------          ---------          ---------
        Net income:
            As reported                       $ 7,327,945          7,240,585          6,304,558
            Pro forma                           7,272,938          7,215,424          6,258,403

        Basic net earnings per share:
            As reported                              1.16               1.13                .99
            Pro forma                                1.15               1.13                .98

        Diluted net earnings per share:
            As reported                              1.14               1.10                .96
            Pro forma                                1.13               1.10                .95

         The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of five years for options and three years for restricted stock for all years, expected dividend yield of 1.35% for 1999 grants and 1.0% for all other years, risk-free interest rate of 5.5% for 1999, 1998, and 1997, and an expected volatility of 52% for 1999 grants, 67% for 1998 grants, and 52% for 1997 grants.

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

         Net earnings and shareholders' equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 1999 is as follows:

                                                1999               1998                1997
                                            ------------        -----------         ----------

        Statutory net earnings              $  2,686,569          3,071,087          2,488,573

        Statutory shareholders' equity      $ 28,607,689         27,736,410         27,393,213

         The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the expressed permission of the Georgia Insurance Department is obtained. Dividend payments to shareholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 1999 was approximately $24,000,000. The excess of retained earnings determined in accordance with GAAP over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to approximately $2,700,000 in 2000 without approval.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



(10)     LITIGATION

         The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998, and 1997



(11)     BUSINESS SEGMENTS

         The Company's operations can be grouped into three major segments: (i) individual life insurance, (ii) guaranteed issue and simplified issue life insurance, and (iii) brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company's operations in each segment are concentrated within its southeastern states geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations involve third party products distributed through the Company's exclusive and independent agents.


                                                           1999            1998            1997
                                                      ------------     -----------     -----------
         Individual life insurance:
              Premiums                                $  5,848,804       5,572,243       5,426,473
              Mortality and expense charges             10,804,659       9,762,356       9,430,814
              Net investment income                      8,837,008       8,461,988       7,860,143
              Realized investment gains                    254,052         358,000         109,881
                                                      ------------     -----------     -----------
                      Total revenue                     25,744,523      24,154,587      22,827,311

              Policyholder benefits                     12,173,031      10,429,767       9,964,268
              Operating expenses                         7,525,275       6,292,769       7,063,553
                                                      ------------     -----------     -----------
                      Total benefits and expenses       19,698,306      16,722,536      17,027,821
                                                      ------------     -----------     -----------

                 Operating profit                        6,046,217       7,432,051       5,799,490
                                                      ------------     -----------     -----------

         Guaranteed and simplified life insurance:
              Premiums                                   5,843,177       3,794,585       1,922,379
              Net investment income                        316,301         159,182          58,524
              Realized investment gains                      9,093           6,735             818
                                                      ------------     -----------     -----------
                      Total revenue                      6,168,571       3,960,502       1,981,721

              Policyholder benefits                      3,358,022       2,317,006       1,107,883
              Operating expenses                         1,616,158         890,787         388,653
                                                      ------------     -----------     -----------
         Total benefits and expenses                     4,974,180       3,207,793       1,496,536
                                                      ------------     -----------     -----------

                 Operating profit                        1,194,391         752,709         485,185
                                                      ------------     -----------     -----------
         Brokerage:
              Brokerage income                           3,828,087       3,214,216       3,141,695
              Net investment income                         99,061          62,698          48,661
              Realized investment gains                    211,483         103,180          89,072
                                                      ------------     -----------     -----------
                      Total revenue                      4,138,631       3,380,094       3,279,428
              Operating expenses                         1,086,777       1,006,605       1,047,407
                                                      ------------     -----------     -----------
                 Operating profit                        3,051,854       2,373,489       2,232,021
                                                      ------------     -----------     -----------

         Combined operating profit                      10,292,462      10,558,249       8,516,696
         Group life insurance and individual
               accident and health results                (109,127)       (172,906)        (39,602)
                                                      ------------     -----------     -----------

         Earnings before Federal income taxes         $ 10,183,335      10,385,343       8,477,094
                                                      ============     ===========     ===========

                          INDEPENDENT AUDITORS' REPORT







     THE BOARD OF DIRECTORS AND SHAREHOLDERS
     COTTON STATES LIFE INSURANCE COMPANY:


     We have audited the accompanying consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





         /s/KPMG LLP
         KPMG LLP
         Atlanta, Georgia
         February 22, 2000

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






           J. Ridley Howard                    William J. Barlow, CPA
           Chairman of the Board,              Vice President and Controller
           President and Chief
           Executive Officer

QUARTERLY RESULTS
The following is a summary of the unaudited quarterly results of operations for the three years ended December 31, 1999.


1999 quarter ended                              March 31       June 30    September 30  December 31
----------------------------------------------------------------------------------------------------

Premium income                                 $2,727,101     2,947,335     3,059,654      3,763,348
Mortality and expense charges                  $2,629,226     2,685,147     2,753,853      2,736,433
Net investment income, realized
  investment gains and brokerage income        $3,289,533     3,078,423     3,460,705      3,726,424
                                               ----------     ---------     ---------     ----------
Total revenue                                  $8,645,860     8,710,905     9,274,212     10,226,205
                                               ----------     ---------     ---------     ----------
Benefits and expenses                          $6,829,999     6,316,498     6,555,077      6,972,273
                                               ----------     ---------     ---------     ----------
Net earnings                                   $1,207,422     1,681,506     2,103,386      2,335,631
                                               ==========     =========     =========     ==========
----------------------------------------------------------------------------------------------------
Basic earnings per share of common stock       $      .19           .26           .33            .37
Diluted earnings per share of common stock     $      .19           .26           .32            .36
----------------------------------------------------------------------------------------------------



1998 quarter ended                              March 31       June 30     September 30  December 31
----------------------------------------------------------------------------------------------------
Premium income                                 $2,167,228     2,349,560     2,495,269     3,160,941
Mortality and expense charges                  $2,464,809     2,522,743     2,670,654     2,104,150
Net investment income, realized
  investment gains and brokerage income        $2,909,654     2,969,254     3,213,171     3,273,920
                                               ----------     ---------     ---------     ---------
Total revenue                                  $7,541,691     7,841,557     8,379,094     8,539,011
                                               ----------     ---------     ---------     ---------
Benefits and expenses                          $5,305,058     5,655,469     5,635,458     5,320,025
                                               ----------     ---------     ---------     ---------
Net earnings                                   $1,556,251     1,572,097     2,023,381     2,088,856
                                               ==========     =========     =========     =========
----------------------------------------------------------------------------------------------------
Basic earnings per share of common stock       $      .25           .25           .31           .33
Diluted earnings per share of common stock     $      .24           .24           .30           .32
----------------------------------------------------------------------------------------------------



1997 quarter ended                              March 31       June 30     September 30  December 31
----------------------------------------------------------------------------------------------------
Premium income                                 $1,778,758     1,780,168     1,969,344     2,661,100
Mortality and expense charges                  $2,317,145     2,308,049     2,481,680     2,323,940
Net investment income, realized
  investment gains and brokerage income        $2,321,194     2,785,897     2,580,460     3,621,243
                                               ----------     ---------     ---------     ---------
Total revenue                                  $6,417,097     6,874,114     7,031,484     8,606,283
                                               ----------     ---------     ---------     ---------
Benefits and expenses                          $4,606,463     4,774,836     5,008,764     6,061,821
                                               ----------     ---------     ---------     ---------
Net earnings                                   $1,431,300     1,552,380     1,627,901     1,692,977
                                               ==========     =========     =========     =========
----------------------------------------------------------------------------------------------------
Basic earnings per share of common stock       $      .22           .24           .26           .27
Diluted earnings per share of common stock     $      .22           .23           .25           .26
----------------------------------------------------------------------------------------------------

Note - Failure of individual quarterly earnings per share to total annual earnings per share results from the computation of weighted average number of shares on an individual quarterly basis. Earnings per share amounts have been adjusted for the April 1997 and January 1998 five-for four stock and three-for-two stock splits, respectively.

The fourth quarter results for the three years include participation in federally sponsored group pools as follows:


                               1999       1998        1997
-----------------------------------------------------------
Premiums                    $667,616    672,153     666,034
Benefits                    $660,555    662,918     641,005
-----------------------------------------------------------

See previous discussion on Results of Operations.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS

The By-laws of the Company provide that the Board of Directors shall be divided into three classes with approximately one-third of the Board of Directors elected each year. Each director is elected to hold office for a term of three years or until his or her successor has been duly elected and has qualified or until he or she attains the age of 72.


TERMS EXPIRING 2000 ANNUAL MEETING - NOMINATED FOR RE-ELECTION


ROBERT C. McMAHAN
Director Since 1987
Age 59

Since 1994, Mr. McMahan has been President and Chief Executive Officer of Golden Point Group, Inc. Mr. McMahan was President and CEO of Fernbank, Inc., d/b/a Fernbank Museum of Natural History through November, 1994. Mr. McMahan was Vice Chairman of First Union National Bank of Georgia through September 1993. Mr. McMahan was Chairman, Chief Executive Officer and a director of DF Southeastern Inc., prior to January 15, 1993 and of Decatur Federal Savings & Loan Association prior to March 1, 1993, and was President of each entity prior to April, 1989. Mr. McMahan is Chairman of the Compensation Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. McMahan also is a member of the Board of Directors of Mutual, CSMR, First Union National Bank of Georgia, First Southern Bank, Nova Financial Corporation, Legacy Homes, Inc., and Golden Point Group, Inc., and Integration Solutions Group, LLC.

THOMAS A. HARRIS
Director Since 1995
Age 51

Since 1987, Mr. Harris has been the President and Chief Executive Officer of Merchant Capital Investments, Inc., a Montgomery, Alabama investment and merchant banking firm. Mr. Harris is Chairman of the Investment Committee and a member of the Executive Committee and the Audit Committee of the Board of Directors of the Company. Mr. Harris also serves on the Board of Directors of Mutual, Corral Southeast, Eufaula Bancorp and is Chairman of Southern Bank of Commerce in Montgomery, Alabama.

TERMS EXPIRING 2001 ANNUAL MEETING


J. RIDLEY HOWARD
Director Since 1989
Age 52

Since 1998, Mr. Howard has been the Chairman of the Board of Directors of the Company, Mutual, CSI, CSMR and Shield. He has served as President and Chief Executive Officer since 1989. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee of the Board of Directors of the Company.


CAROL D. CHERRY
Director Since 1996
Age 52

Since 1976, Ms. Cherry has been Chairman of the Board of Directors of Shop'n Chek, Inc., an international marketing service company providing clients with information relative to the verbal and physical presentation of their products and/or services at the retail level. From 1976 to 1998, Ms. Cherry was also the President of Shop'n Chek, Inc. Ms. Cherry also is a member of the Compensation Committee and the Investment Committee of the Board of Directors of the Company. Ms. Cherry also is a member of the Board of Directors of Mutual, CSI, and Cherry Convention Services, Inc.


F. ABIT MASSEY
Director Since 1965
Age 72

Since 1988, Mr. Massey has been Chairman of the Board of Directors of Gainesville Bank and Trust. Since 1960, Mr. Massey has been Executive Director of Georgia Poultry Federation, Inc., a trade association working to improve the competitive position of the Georgia poultry industry. Mr. Massey is also Chairman of the Board of Directors of GB&T Bancshares, Inc. Mr. Massey retired as a member of the Board of Directors of the Company and Mutual on December 1, 1999 having reached mandatory retirement age. Until his retirement, Mr. Massey was a member of the Audit Committee and the Investment Committee of the Board of Directors of the Company.

TERMS EXPIRING 2002 ANNUAL MEETING


GAYLORD O. COAN
Director Since 1995
Age 64

Since 1995, Mr. Coan has been Chief Executive Officer of Gold Kist, where he also serves as the Chairman of the Management Executive Committee. Mr. Coan is Chairman of the Executive Committee and serves as a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Coan also is a member the Board of Directors of Mutual, SunTrust Banks of Georgia, Inc., SunTrust Bank, Atlanta, and Archer-Daniels-Midland Company.


E. JENNER WOOD, III
Director Since 1991
Age 48

Since 1993, Mr. Wood has been Executive Vice President, Trust and Investment Services, of SunTrust Banks, Inc. Mr. Wood was the Executive Vice President, Trust and Investment Management, of SunTrust Bank, Atlanta prior to October, 1993. Mr. Wood is Chairman of the Audit Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also is a member of the Board of Directors of Mutual, CSI, Oxford Industries and Crawford & Company.


MATHEWS D. SWIFT
Director Since 1997
Age 52

Since 1997, Mr. Swift has been the President and Chief Operating Officer of W.
C. Bradley Co., Real Estate Division and President of Developers-Investors, Inc., a subsidiary of W. C. Bradley Co. From 1986 to 1997, Mr. Swift was the Vice President and General Manager of W. C. Bradley Co., Real Estate Division. Mr. Swift serves as a member of the Audit Committee and the Investment Committee of the Board of Directors. Mr. Swift also is a member of the Board of Directors of Mutual, CSMR, Swift-Illges Foundation, Northstar Industries, Inc., and serves as a director of the Advisory Board of Columbus Bank & Trust Company, an affiliate of Synovus Financial Corporation.


There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election or appointment.

OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

         During 1999, the Board of Directors held four meetings. Each Director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board's committees, and the number of meetings held by each committee during 1999 is presented below.

AUDIT COMMITTEE

         The Audit Committee annually reviews and recommends to the Board of Directors the firm to be engaged as independent auditors of the Company for the next calendar year, reviews the plan and results of the audit engagement with the independent auditors, inquires as to the adequacy of the Company's internal accounting controls, and considers each professional service provided by the independent auditors and whether the providing of each service impairs the independence of the auditors. During 1999, the Audit Committee held three meetings.

COMPENSATION COMMITTEE

         The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 1999, the Compensation Committee held two meetings.

INVESTMENT COMMITTEE

         The Investment Committee reviews the Company's investments and advises the Board of Directors with respect to such investments. During 1999, the Investment Committee held four meetings.

EXECUTIVE COMMITTEE

         The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act, including the nomination of directors. During 1999, the Executive Committee held five meetings.

IDENTIFICATION OF EXECUTIVE OFFICERS

         The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:



                                           YEAR ELECTED
      NAME                   AGE           AS AN OFFICER         POSITION OR OFFICE
      ----                   ---           -------------         ------------------
J. Ridley Howard             52                1984              Chairman of the Board/President
                                                                 and Chief Executive Officer

Robert L. Fincher            57                1979              Senior Vice President

Gary W. Meader               53                1976              Employee

         Each of the foregoing executive officers has been an officer with the Company or its affiliates, Mutual and Shield, during the previous five years.

        Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.

        Gary W. Meader was Chief Financial Officer and was an officer with the Company or its parents, Mutual and Shield, during the previous five years. Mr. Meader's service as Chief Financial Officer for the Company ended on August 13, 1999. Mr. Meader now serves in a consulting capacity for the Company.


ITEM 11.  EXECUTIVE AND OTHER HIGHLY COMPENSATED EMPLOYEES


SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM COMPENSATION
                                               ANNUAL COMPENSATION(1)
NAME AND                                                                                  RESTRICTED               ALL OTHER
PRINCIPAL POSITION                        YEAR          SALARY        BONUS           STOCK AWARDS(2)         COMPENSATION(3)
------------------                        ----          ------        -----           ---------------         ---------------

J. Ridley Howard, CEO                     1999         $ 42,370     $ 83,723           $  203,015              $  558
                                          1998         $ 32,400     $115,255           $  205,145              $  513
                                          1997         $ 33,000     $ 75,150           $   88,092              $  564
Robert L. Fincher,
  Senior Vice President                   1999         $ 24,697     $ 40,612           $   50,875              $  558
                                          1998         $ 18,630     $ 57,405           $   60,108              $  513
                                          1997         $ 18,700     $ 32,630           $   33,534              $  564

Gary W. Meader,                           1999         $ 22,858     $ 34,364           $   49,459              $  558
  Employee                                1998         $ 17,640     $ 36,490           $   55,614              $  513
                                          1997         $ 18,830     $ 32,630           $   32,241              $  564

Norma Y. Christopher,                     1999         $117,500     $ 18,744           $   10,895              $5,000
  Vice President and Actuary              1998         $111,000     $ 24,920           $   11,799              $5,700
                                          1997         $104,000     $ 27,000           $    8,421              $5,700


(1) The salaries of executive officers of the Company are prorated among the Company, Mutual and Shield, based upon the premium income of each entity. Ms. Christopher's compensation is allocated entirely to the Company. Total compensation of the Company's executive officers for 1999 from all affiliated corporations was $1,715,243 of which the Company paid $756,492.

(2) The aggregate restricted stock holdings at the end of 1999 for Messrs. Howard and Fincher were 41,207 and 12,338 shares with values of $355,616 and $106,477, respectively, based upon the value of the Company's Common Stock at December 31, 1999. Dividends on stock awards are paid at the same rate as paid to all share owners.

(3) This amount equals the Company's 401(k) matching contribution, which is allocated on the same prorated basis as salaries.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND
                          FISCAL YEAR END OPTION VALUES

         The following table shows stock options exercised by the named executive officer during 1999, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable options as of December 31, 1999. Also reported are the values for "In-the-Money" options, which represent the positive spread between the exercise price of any such existing options and the year end price of the Common Stock of the Company.



                                                                       NUMBER OF
                                                                       SECURITIES              VALUE OF
                                                                       UNDERLYING              UNEXERCISED
                                                                       UNEXERCISED             IN-THE-MONEY
                               NUMBER OF           VALUE               OPTIONS AT              OPTIONS AT
                               SHARES              REALIZED            12/31/99                12/31/99
                               ACQUIRED ON         UPON                EXERCISABLE/            EXERCISABLE/
NAME                           EXERCISE            EXERCISE            UNEXERCISABLE           UNEXERCISABLE
----                           -----------         --------            -------------           -------------
J. Ridley Howard                   --                    --              10,769/0               $ 61,060/0

Robert L. Fincher                  --                    --              22,887/0               $129,769/0

Gary W. Meader                 19,865              $161,885                   0/0               $      0/0

Norma Y. Christopher            5,000              $ 45,200               4,894/0               $ 27,749/0

COMPENSATION PURSUANT TO PLANS

PENSION PLAN

         The Company is a participating employer in the Cotton States Employee Retirement Income Plan (the "Plan"), which is a qualified pension plan sponsored jointly with Mutual. The Plan covers all of the Company's salaried employees.

         The Plan provides a retirement income benefit at age 65 which is based on the employee's number of years of service (maximum 35 years) and average earnings during the five consecutive years (in the last ten years of employment) in which the earnings are highest. Age 65 retirement benefit is derived as the sum of (i) the product of the number of years of service times 85% of average earnings and (ii) the product of the number of years of service times 55% of "excess average earnings." Excess average earnings is the amount, if any, by which the average earnings for a participant exceeds the 35 year average maximum social security taxable wage base for all persons born in the same year as the participant. The Plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee's age and years of credited service equals or exceeds 80. If the employee has not obtained 80 points at retirement, the benefits are reduced 5% for each year the retiree's age is less than 65. The Plan also contains a death benefit for the surviving spouse of an employee (who had at least five years of credited service) which is equal to 50% of the deceased employee's accrued benefit. If the death occurs after termination from employment and prior to an early retirement date, the spouse's benefit is reduced as for early retirement income benefits. Accrued benefits under the Plan vest after the employee accrues five years of service.

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

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN INCOME
ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65



      FINAL AVERAGE REMUNERATION FROM
      THE COMPANY AND MUTUAL FOR THE                          YEARS OF SERVICE WITH THE
             HIGHEST FIVE YEARS                                  COMPANY AND MUTUAL
             ------------------                                  ------------------

                                              15           20           25          30             35
                                              --           --           --          --             --
                   $125,000                 27,218       36,171       45,213       54,256        54,886

                   $150,000                 33,378       44,504       55,630       66,756        67,136

                   $175,000                 39,628       52,837       66,047       79,256        79,386

                   $200,000                 45,878       61,171       76,463       91,756        91,756

                   $225,000                 52,128       69,504       87,880      104,256       104,256

                   $250,000                 58,378       77,837       97,297      116,756       116,756

                   $300,000                 70,878       94,504      118,130      141,756       141,756

                   $350,000                 83,378      111,171      139,963      166,756       166,756

                   $400,000                 95,878      127,837      159,797      191,756       191,756

                   $450,000                108,378      144,504      180,630      216,756       216,756

                   $500,000                120,878      161,171      201,463      241,756       241,756

         The Benefits reflected in the proceeding table are in addition to an employee's social security benefits. The Company has allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

         The estimated annual retirement benefits under the plans for all executive officers of the Company as a group from the participating companies aggregate $398,136. This estimate assumes no change from 1999 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

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

INCENTIVE STOCK OPTIONS

         The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMR (the "ISO Plan"). During 1999, no options were granted under the ISO Plan.

         During 1999, 24,865 options were exercised pursuant to the ISO Plan. At December 31, 1999, options to purchase 38,550 shares at $2.96 per share were outstanding.

         As of December 31, 1999, the following executive officers held options with regard to the stated number of shares:

                                            NUMBER OF
         NAME                               OPTIONS (SHARES)
         ----                               ----------------
         J. Ridley Howard                   10,769
         Robert L. Fincher                  22,887
         Gary W. Meader                          0
         Norma Y. Christopher                4,894

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

         A total of 281,250 shares of Company common stock is reserved for issuance under the DSOP (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). The Company has granted 52,994 options under the DSOP, including 8,736 options to be granted automatically at the 2000 Annual Meeting. Upon the exercise of an option, the Company will issue authorized but previously unissued shares. If an option issued under the DSOP is terminated or canceled without having been exercised, the shares which were not purchased thereunder will again become available for issuance under the DSOP.

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

         An aggregate of 281,250 shares of common stock of the Company are subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. The Company has granted 137,750 shares under the PAR Plan of which 32,966 vested in 1999. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.

         Awards granted under the PAR Plan provide the recipients with the right to acquire shares of Common Stock as follows:

           NUMBER OF SHARES    DATE GRANTED     EARLIEST VESTING       LATEST VESTING
           ----------------    ------------     ----------------       --------------
               23,015            2/24/97            2/23/00               2/23/04
               22,857            2/25/98            2/24/01               2/24/05
               24,460            2/24/99            2/23/02               2/23/06

         As of December 31, 1999, the following executive officers had been granted awards to receive shares pursuant to the PAR Plan:




                                                 NUMBER OF SHARES VESTED
                 NAME (1)                          INCLUDING DIVIDENDS                    NUMBER OF SHARES UNVESTED
                 --------                        -----------------------                  -------------------------
         J. Ridley Howard                               11,712                                      41,207

         Robert L. Fincher                               4,453                                      12,338

         Gary W. Meader                                  4,284                                           -

         Norma Y. Christopher                            1,114                                       2,734

OTHER COMPENSATION

         Each executive officer is provided the use of one automobile by the Company, Mutual and Shield, but is required to reimburse the Company, Mutual and Shield for the personal use of the automobile. Two officers are reimbursed for club dues. The Company, Mutual and Shield are allocated these expenses under the same formula on which salaries are prorated. The total cost of these expenses does not exceed 10% of any executive officer's salary and bonus compensation.

COMPENSATION OF DIRECTORS

         During 1999, no director of the Company received any remuneration from the Company in his capacity as a director except for fees, or options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors' and committee meetings. No director received cash compensation in excess of $18,125 for his services as a director during 1999. Each director, other than J. Ridley Howard is paid an annual stipend of $6,600. Mr. Howard did not receive an annual stipend in 1999. In addition, each director was paid $750 plus travel expenses for each meeting of directors and $600 for each committee meeting of directors attended. Each committee member receives an additional $1,200 as an annual stipend and each committee chairman receives $1,925 as an annual stipend. The aggregate directors' fees for 1999 totaled $156,565. There were no retirement benefits accrued or set aside during the year for any director for his services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $11,000 annually for periods ranging from 15 years to life after the date of retirement.

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

CONSULTING AGREEMENT

         Gary W. Meader's service as Chief Financial Officer of the Company ended on August 13, 1999. On August 31, 1999, Mr. Meader entered into an agreement with the Company. Pursuant to the terms of the agreement, Mr. Meader's service with the Company will cease on May 31, 2001. In the interim, Mr. Meader will receive predetermined bi-weekly payments, as well as other compensation and stock grants as detailed further in Exhibit 10.4.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5 percent of the Company's common stock, as of December 31, 1999. Except as noted below, the Company believes that each of the persons or entities listed has sole investment and voting power with respect to the shares included in the table.



                                                                                              PERCENT
NAME AND ADDRESS                                     NUMBER OF SHARES OWNED(1)                OF CLASS
----------------                                     -------------------------                --------
Shield Insurance Company                                    2,102,385(2)                        33.3
244 Perimeter Center Parkway
Atlanta, Georgia  30346

Marvin Schwartz                                               477,982                            7.6
605 Third Avenue
New York, New York 10158

Fidelity Management & Research Company,
  a wholly owned subsidiary of
  FMR Corporation
82 Devonshire Street
Boston, Massachusetts 02109                                   420,200                            6.6

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

(2) Shield is a wholly owned subsidiary of Mutual. The Board of Directors of Mutual is identical to the Board of Directors of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information about beneficial ownership of the Company's common stock of each director and executive officer of the Company and directors and officers as a group as of January 1, 2000. All shares are owned outright without shared voting and investment power except as set forth below.


NAME OF BENEFICIAL OWNER:                               AMOUNT AND NATURE OF
DIRECTORS                                               BENEFICIAL OWNERSHIP       PERCENT OF CLASS
---------                                               --------------------       ----------------
Carol D. Cherry                                               375(1)                         *

Gaylord O. Coan                                               500(2)                         *

Thomas A. Harris                                            3,187(3)                         *

J. Ridley Howard                                           65,070(4)                       1.0

Robert C. McMahan                                           2,109(5)                         *

Mathews D. Swift                                              875(6)                         *

E. Jenner Wood, III                                         1,405                            *

EXECUTIVE OFFICERS

Robert L. Fincher                                          15,369(7)                         *


All Officers and Directors as a Group(9)
(13 persons)                                              111,595(8)                       1.8

(*)      Less than 1% not applicable

(1) Does not include options to acquire 3,662 shares previously granted or options to acquire 966 shares to be granted automatically at the 2000 Annual Meeting under the DSOP.

(2) Does not include options to acquire 10,862 shares previously granted or options to acquire 2,194 shares to be granted automatically at the 2000 Annual Meeting under the DSOP.

(3) Does not include options to acquire 7,100 shares previously granted or options to acquire 1,057 shares to be granted automatically at the 2000 Annual Meeting under the DSOP.

(4) Does not include options to acquire 10,769 shares previously granted under the ISO Plan or 41,207 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(5) Does not include options to acquire 6,961 shares previously granted or options to acquire 1,950 shares to be granted automatically at the 2000 Annual Meeting under the DSOP.

(6) Does not include options to acquire 3,030 shares preciously granted or options to acquire 795 shares to be granted automatically at the 2000 Annual Meeting under the DSOP.

(7) Does not include options to acquire 22,887 shares under ISO Plan or 12,338 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(8) Does not include either options to acquire 38,550 shares under ISO Plan, which would increase the percentage of outstanding shares for all officers and directors as a group to 2.4%, or 62,724 shares plus accrued dividends awarded under the Par Plan that have not vested which would increase the percentage of outstanding shares for all officers and directors as a group to 3.4%. Also does not include options to acquire 31,615 shares previously granted or options to acquire 6,962 shares to be granted automatically at the 2000 Annual Meeting under the DSOP.

(9) Includes only those officers and directors serving the Company in that capacity at December 31, 1999.

CHANGES IN CONTROL

         None.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Shield, which is wholly owned by Mutual, owns 2,102,385 shares or 33.3 % of the outstanding common stock of the Company. See Item 12.

         Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $2,957,431 in 1999. See Item 1.

         Gaylord O. Coan, a director of the Company, is CEO of Gold Kist, where he also serves as the Chairman of the Management Executive Committee. Gold Kist owns no stock of the Company. The Company shares offices with Mutual and Shield in a building owned by a partnership of Mutual and Gold Kist. The Company is not a partner in the partnership which owns the building and has no equity interest in the building.

         Gaylord O. Coan, a director of the Company, serves as a director of SunTrust Banks, Inc. E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Banks, Inc. SunTrust Banks, Inc. received fees from the Company in 1999 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 1999 for investment and custodial services and leases of computer hardware.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

      The following consolidated financial statements and independent auditors' report have been incorporated by the reference in Part II, Item 8 of this report:

                   Independent Auditors' Report
                   Consolidated Balance Sheets, December 31, 1999 and 1998 Consolidated Statements of Earnings, Years ended
                        December 31, 1999, 1998 and 1997
                   Consolidated Statements of Shareholders' Equity, Years ended
                        December 31, 1999, 1998 and 1997
                   Consolidated Statements of Comprehensive Income, Years ended
                        December 31, 1999, 1998 and 1997
                   Consolidated Statements of Cash Flows, Years ended
                        December 31, 1999, 1998 and 1997
                   Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules and independent auditors' report thereon are included herein:

          Independent Auditors' Report on Financial Statement Schedules
          Schedule I - Consolidated Summary of Investments,
            December 31, 1999
          Schedule IV - Reinsurance, Years ended December 31, 1999,
            1998 and 1997
          Schedule V - Supplementary Insurance Information,
            Years ended December 31, 1999, 1998 and 1997

         All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.


EXHIBITS
--------

3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 95074277).

3.2 Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 95074277).

10.1.1   Amended and Restated Directors' Discounted Stock Option Plan.

10.2     Performance Shares Awards Plan (incorporated by reference to Exhibit
         10.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-00795).

10.3.1   Amended and Restated 1983 Incentive Stock Option Plan.

10.3.2 Form of Incentive Stock Option Agreement pursuant to the 1983 Incentive Stock Option Plan.

10.4     Agreement and General Release between the Company and Gary W. Meader.

21.      Subsidiaries of the Registrant.

23.      Consent of experts.

27.      Financial Data Schedule (for SEC only)
         All other exhibits are omitted as the required documents are inapplicable.


REPORT ON FORM 8-K

         No report on Form 8-K was filed for the fourth quarter of 1999.

THE BOARD OF DIRECTORS AND SHAREHOLDERS
COTTON STATES LIFE INSURANCE COMPANY




Under date of February 22, 2000, we reported on the consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for each of the years in the three year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. Those consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statements and schedules as listed in item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/KPMG LLP
KPMG LLP
Atlanta, Georgia

February 22, 2000

                                                                      SCHEDULE I



              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED SUMMARY OF INVESTMENTS
                                DECEMBER 31, 1999





                                                                                                        AMOUNT AT WHICH
                                                                                                        SHOWN ON THE
TYPE OF INVESTMENTS                                            COST                   VALUE             BALANCE SHEET
-------------------                                            ----                   -----             ---------------
Fixed maturities, held for investment:
    Bonds:
       United States government and government
         agencies and authorities                           $  1,498,783             1,503,285             1,498,783
       Foreign governments                                     1,994,887             2,015,680             1,994,887
       Public utilities                                        4,848,930             4,741,444             4,848,930
       All other corporate bonds                               7,734,277             7,715,360             7,734,277
                                                            ------------           -----------           -----------

       Total fixed maturities held for investment             16,076,877            15,975,769            16,076,877

Fixed maturities, available for sale:
    Bonds:
       United States government and government
         agencies and authorities                             22,146,049            21,711,039            21,711,039
       Foreign governments                                     3,880,477             3,851,506             3,851,506
       Public utilities                                       15,975,025            14,588,145            14,588,145
       All other corporate bonds                              67,298,693            62,621,444            62,621,444
                                                            ------------           -----------           -----------

       Total fixed maturities available for sale             109,300,244           102,772,134           102,772,134

Equity securities                                              2,531,851             2,623,214             2,623,214

First mortgage loans on real estate                            2,898,757             2,909,318             2,898,757

Policy loans                                                   8,591,609             8,591,609             8,591,609

Short-term investments                                         5,494,839             5,494,839             5,494,839

Other investments                                              1,000,000             1,000,000             1,000,000
                                                            ------------           -----------           -----------

        Total investments                                   $145,894,177           139,366,883           139,457,430
                                                            ============           ===========           ===========


See accompanying independent auditors' report.

                                                                     SCHEDULE IV


              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                                             PERCENTAGE
                                                          CEDED TO          ASSUMED                          OF AMOUNT
                                          GROSS           OTHER             FROM OTHER       NET             ASSUMED
                                          AMOUNT          COMPANIES         COMPANIES(1)     AMOUNT          TO NET (1)
                                          ------          ---------         -----------      ------          ----------
Year ended December 31, 1999
     Life insurance inforce            $4,444,114,000     1,113,206,000     733,058,000     4,063,966,000         18.0
                                       ==============     =============     ===========     =============    =========

     Premiums:
         Life insurance(2)             $   24,045,964         1,549,324         667,631        23,164,271
         Accident/health insurance            171,334            33,508              --           137,826
                                       -------------      -------------     -----------     -------------
               Total                   $   24,217,298         1,582,832         667,631        23,302,097
                                       =============      =============     ===========     =============

Year ended December 31, 1998

     Life insurance inforce            $4,130,933,000     1,013,619,000     725,749,000     3,843,063,000         18.9
                                       ==============     =============     ===========     =============    =========

     Premiums:
         Life insurance(2)             $   20,516,628         1,387,444         672,153        19,801,337
         Accident/health insurance            177,517            43,500              --           134,017
                                       --------------     -------------     -----------     -------------
              Total                    $   20,694,145         1,430,944         672,153        19,935,354
                                       ==============     =============     ===========     =============


Year ended December 31, 1997

     Life insurance inforce            $3,845,361,000       936,616,000     700,173,000     3,608,918,000         19.4
                                       ==============     =============     ===========     =============    =========

     Premiums:
         Life insurance(2)             $   18,027,701         1,248,034         666,034        17,445,701
         Accident/health insurance            219,228            44,745              --           174,483
                                       -------------      -------------     -----------     -------------
               Total                   $   18,246,929         1,292,779         666,034        17,620,184
                                       =============      =============     ===========     =============


(1) All reinsurance assumed results from participation in federally sponsored group pools.

(2) Includes mortality and expense charges earned on universal life contracts.

See accompanying independent auditors' report.

                                                                      SCHEDULE V


              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                           DECEMBER 31, 1999 AND 1998



                                                    DEFERRED                              POLICY
                                                    POLICY             FUTURE             CLAIMS AND
                                                    ACQUISITION        POLICY             BENEFITS
                                                    COSTS              BENEFITS           PAYABLE
                                                    -----------        --------           -------

Segment
-------
At December 31, 1999

         Individual                                 $ 41,263,817        122,562,510        1,249,914
         Group                                                --             43,467          205,163
                                                    ------------        -----------        ---------
              Total                                 $ 41,263,817        122,605,977        1,455,077
                                                    ============        ===========        =========

At December 31, 1998

         Individual                                 $ 34,950,104        112,380,211          860,126
         Group                                                --             43,667          192,935
                                                    ------------        -----------        ---------
              Total                                 $ 34,950,104        112,423,878        1,053,061
                                                    ============        ===========        =========



See accompanying independent auditors' report.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COTTON STATES LIFE INSURANCE COMPANY


J. Ridley Howard               02/22/00         William J. Barlow      02/22/00
---------------------------------------         -------------------------------
Chairman of the Board of Directors/             Vice President/Controller
President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Carol Cherry                   02/22/00         Robert McMahan         02/22/00
---------------------------------------         -------------------------------
Director                                        Director



Gaylord Coan                   02/22/00         Mathews Swift          02/22/00
---------------------------------------         -------------------------------
Director                                        Director



Thomas Harris                  02/22/00         Jenner Wood, III       02/22/00
---------------------------------------         -------------------------------
Director                                        Director



J. Ridley Howard               02/22/00
---------------------------------------
Director