Form 10-Q
period 2000-03-31
COTTON STATES LIFE INSURANCE CO /
filed 2000-05-15
CIK 25118

                                   FORM 10-Q




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


                      FOR THE QUARTER ENDED MARCH 31, 2000


Commission File Number 2-39729


                      COTTON STATES LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                            58-0830929
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


  244 Perimeter Center Parkway, N.E.,
            Atlanta, Georgia                                      30346
----------------------------------------                        ----------
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

YES [x]    NO [ ]


The Registrant as of March 31, 2000, has 6,344,598 shares of common stock outstanding.

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Stockholders and Board of Directors
Cotton States Life Insurance Company, Inc.:

We have reviewed the consolidated balance sheet of Cotton States Life Insurance Company, Inc. as of March 31, 2000, and the related consolidated summary of earnings, statement of comprehensive income, and cash flows for the three-month periods ended March 31, 2000 and 1999. All information included in these financial statements is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cotton States Life Insurance Company, Inc. as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those financial statements.

                                       KMPG LLP

April 21, 2000

                   PART I - CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management's opinion, all adjustments and reclassifications necessary for a fair statement of financial position at March 31, 2000 and December 31,1999 and the results of operations for the three months ended March 31, 2000 and 1999 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

ASSETS                                                               2000                 1999
                                                                -------------         ------------
  Investments
  Fixed maturities, held for investment, at amortized
       cost (market value $15,395,047 in 2000 and
       $15,975,769 in 1999)                                     $  15,574,454           16,076,877
  Fixed maturities, available for sale, at market
       (amortized cost $115,090,189 in 2000 and
       $109,300,244 in 1999)                                      108,724,500          102,772,134
  Equity securities, at market (cost $3,024,649 in 2000
       and $2,531,851 in 1999)                                      3,350,180            2,623,214
  First mortgage loans on real estate                               2,644,677            2,898,757
  Policy loans                                                      8,618,331            8,591,609
  Short-term investments                                            3,474,653            5,494,839
  Other invested assets                                             1,000,000            1,000,000
                                                                -------------         ------------
                      TOTAL INVESTMENTS                           143,386,795          139,457,430

  Cash                                                                105,499              610,695
  Accrued investment income                                         1,966,679            2,232,351
  Premiums receivable                                               2,621,344            2,443,015
  Reinsurance receivable                                            3,955,431            4,038,669
  Deferred policy acquisition costs                                42,694,221           41,263,817
  Other assets                                                        482,111              470,341
                                                                -------------         ------------
                                                                $ 195,212,080          190,516,318
                                                                =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Policy liabilities and accruals:
       Future policy benefits                                   $ 124,996,155          122,605,977
       Policy and contract claims                                   1,383,653            1,455,077
  Federal income taxes                                              4,641,906            4,105,725
  Other liabilities                                                 8,188,445            7,562,462
                                                                -------------         ------------
                    TOTAL LIABILITIES                             139,210,159          135,729,241
                                                                -------------         ------------

  Stockholders' equity:
       Common Stock                                                 6,754,504            6,754,504
       Additional paid-in capital                                   1,496,417            1,528,178
       Accumulated other comprehensive loss                        (3,182,034)          (3,466,876)
       Retained earnings                                           55,001,816           53,732,985
       Less:
           Unearned compensation-restricted stock                    (741,855)            (362,458)
           Treasury stock, at cost, (409,906 shares in
           2000 and 427,145 in 1999)                               (3,326,927)          (3,399,256)
                                                                -------------         ------------
                   TOTAL STOCKHOLDERS' EQUITY                      56,001,921           54,787,077
                                                                -------------         ------------

                                                                $ 195,212,080          190,516,318
                                                                =============         ============

See accompanying notes to consolidated financial statements

                      COTTON STATES LIFE INSURANCE COMPANY
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   THREE MONTHS ENDING MARCH 31, 2000 AND 1999




                                                      2000             1999
                                                  ----------        ---------

Revenue:
  Premiums                                        $6,125,550        5,356,327
  Investment income                                2,401,626        2,301,675
  Realized investment gains                          116,976          122,552
  Brokerage commissions                              907,201          865,306
                                                  ----------        ---------

         TOTAL REVENUE                             9,551,353        8,645,860
                                                  ----------        ---------


Benefits and expenses:
  Life benefits and claims                         4,355,844        4,030,521
  A&H benefits and claims                             29,841          104,920
  Amortization of policy acquisition costs           852,764          765,859
  Operating expenses                               1,888,623        1,928,699
                                                  ----------        ---------

         TOTAL BENEFITS AND EXPENSE                7,127,072        6,829,999
                                                  ----------        ---------


Income before income tax expense                   2,424,281        1,815,861

Income tax expense:
  Current                                            414,271          339,501
  Deferred                                           486,395          268,938
                                                  ----------        ---------

         TOTAL INCOME TAX EXPENSE                    900,666          608,439
                                                  ----------        ---------

NET INCOME                                        $1,523,615        1,207,422
                                                  ==========        =========

Income per share of common stock
         Basic                                    $     0.24             0.19
                                                  ==========        =========
         Diluted                                  $     0.24             0.19
                                                  ==========        =========

Weighted average number of shares
  used in computing income per share
         Basic                                     6,346,448        6,368,462
                                                  ==========        =========
         Diluted                                   6,467,157        6,503,244
                                                  ==========        =========



See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDING MARCH 31, 2000 AND 1999



                                                                      2000                1999
                                                                  -----------         -----------

Cash flows from operating activities:
   Net income                                                     $ 1,523,615           1,207,422
   Adjustments to reconcile net income to net
        cash provided from operating activities:
           Increase in policy liabilities and accruals              2,318,754           2,988,933
           (Increase) in deferred policy acquisition costs         (1,399,499)         (1,098,239)
           Increase in liability for income taxes                     532,501             373,738
           Decrease (Increase) in amounts receivable and
           amounts recoverable from reinsurers                        (95,091)            546,744
           Other, net                                                 585,016             207,329
                                                                  -----------         -----------
   Net cash provided from operating activities                      3,465,296           4,225,927
                                                                  -----------         -----------

Cash flows from investing activities:
   Purchase of fixed maturities available for sale                 (7,859,399)         (3,960,192)
   Purchase of equity securities                                   (1,106,652)                 --
   Sale of fixed maturities available for sale                             --           1,983,219
   Sale of equity securities                                          513,853                  --
   Proceeds from maturities of fixed
        maturities held for investment                                500,000             500,000
   Proceeds from maturity and redemption of fixed
        maturities held for sale                                    2,058,599             568,232
   Principal collected on first mortgage loans                        254,080             129,887
   Net increase in policy loans                                       (26,722)            (33,888)
   Other, net                                                         (58,685)           (597,721)
                                                                  -----------         -----------

   Net cash used in investing activities                           (5,724,926)         (1,410,463)
                                                                  -----------         -----------

Cash flows from financing activities:
   Cash dividends paid                                               (254,777)           (255,782)
   Purchase of treasury stock                                        (145,945)           (538,082)
   Stock issued under executive compensation plans                    134,970             136,314
                                                                  -----------         -----------

   Net cash used by financing activities                             (265,752)           (657,550)
                                                                  -----------         -----------

Net increase (decrease) in cash and cash equivalents:              (2,525,382)          2,157,914

Cash and cash equivalents:
   Beginning of period                                              6,105,534           8,135,629
                                                                  -----------         -----------


   END OF PERIOD                                                  $ 3,580,152          10,293,543
                                                                  ===========         ===========


See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDING MARCH 31, 2000 AND 1999






                                                        2000               1999
                                                    -----------         ----------

Net income:                                         $ 1,523,615          1,207,422
Other comprehensive income (loss),
    before tax:
Unrealized gains (losses) on securities
    available for sale                                  536,657         (1,594,638)
Reclassification adjustment for realized
(gains) included in net earnings                       (116,976)          (122,552)
                                                    -----------         ----------

TOTAL OTHER COMPREHENSIVE INCOME
  (LOSS), BEFORE TAX                                    419,681         (1,717,190)

Income tax expense (benefit) related to
  items of other comprehensive income (loss)            134,839           (645,691)
                                                    -----------         ----------

Other comprehensive income (loss),
  net of tax                                            284,842         (1,071,499)
                                                    -----------         ----------

TOTAL COMPREHENSIVE INCOME                          $ 1,808,457            135,923
                                                    ===========         ==========


See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2000 AND DECEMBER 31, 1999




NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and balances are eliminated in the consolidation.

The financial statements for the three months ended March 31, 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The Company's operations include the following three major segments, differentiated primarily by their respective methods of distribution and the nature of related products: individual life insurance, guaranteed issue and simplified issue life insurance, and brokerage operations. The Company's operations in each segment are concentrated within its southeastern state geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company's exclusive and independent agents.

In the opinion of management, all adjustments, and reclassifications necessary to present fairly the financial position and the results of operations and cash flows for the interim period have been made. All such adjustments are of a normal and recurring nature. The results of operations are not necessarily indicative of the results of operations that the Company may achieve for the entire year.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). In June 1999, the FASB issued Statement 137, which changed the effective date of Statement 133. As a result, the effective date of Statement 133 was deferred for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           FORWARD-LOOKING STATEMENTS

Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemption of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

                              RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                                 MARCH 31
PREMIUMS
                                                  2000             1999        INCREASE
                                                  ----             ----        --------
Guaranteed issue and simplified
   issue life insurance                        $1,804,188        1,265,175        43%

Individual life insurance
   Traditional life                             1,423,598        1,424,224        --
   Universal life                               2,897,764        2,629,226        10%
                                               ----------        ---------        --
        Total individual life insurance         4,321,362        4,053,450         7%
                                               ----------        ---------        --

        TOTAL PREMIUMS                         $6,125,550        5,356,327        14%
                                               ==========        =========        ==


Guaranteed issue and simplified issue products are distributed by independent agents and the Company's multi-line exclusive agents. The guaranteed issue product is also available for purchase over the Internet at the Company's home page.

Individual life insurance premiums are produced by the Company's multi-line exclusive agency force. The 43% increase in guaranteed issue and simplified issue premiums is the result of increased production by independent agents. The number of independent agents increased 30% to 3500 at March 31, 2000 compared to 2700 at December 31, 1999.

Individual life insurance premiums produced by the Company's multi-line exclusive agents increased 7% and is principally influenced by the customer's preference for universal life insurance.

INVESTMENT INCOME

Investment income increased 4% compared to the first three months of 1999 reflecting a 2.4% increase in the average investment portfolio and a small increase in the annualized average yield to 6.8% compared to 6.7% for the first quarter of 1999.

BROKERAGE COMMISSIONS

Other insurance carriers provide the Company's multi-line agents with products that the Company does not underwrite. Gross brokerage commissions increased 5% to $907,201 compared to the same quarter last year.

LIFE BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on individual life and guaranteed issue and simplified issue products are as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31

                                   2000                                 1999
                                   ----                                 ----
                               BENEFITS AND           % OF          BENEFITS AND        % OF
                                  CLAIMS            PREMIUM            CLAIMS          PREMIUM
Guaranteed issue and
  simplified issue              $1,321,256            73%              686,857            54%

Individual life                  3,034,588            71%            3,343,664            76%
                                ----------                           ---------
       TOTAL                    $4,355,844            71%            4,030,521            75%
                                ==========                           =========

Benefits and claims as a percentage of premium improved 4 percentage points as mortality returned to more normal levels. Death benefits and claims on guaranteed issue and simplified issue increased for the quarter as production increased 43% over the year earlier period and claim frequency increased to expected levels.

OPERATING EXPENSES AND AMORTIZATION OF POLICY ACQUISITION COSTS

The amortization of policy acquisition costs remained consistent as a percentage of premiums at approximately 14% for both the current and year earlier quarter. This expense represents amortization of previously deferred costs over the life of the underlying insurance contracts.

Operating expenses as a percentage of premiums decreased from 36% at March 31, 1999 to 31% at March 31, 2000. The Company continues to realize increasing cost efficiencies from recently implemented technology including digital imaging and automated policy processing. This allows the Company to increase production without increasing costs.

INCOME TAX EXPENSE

The effective tax rate for the quarter was 37% verses 33% for the first quarter of 1999. The increase in the effective tax rate is due to the increase in deferred policy acquisition costs and other temporary differences, which are taxed at a rate of 34% and do not reflect the impact of the small company deduction. The company expects annual tax rates fluctuate between 28% - 34%.

NET INCOME

                                                                               THREE MONTHS ENDED
                                                                                     MARCH

                                                               2000                   1999               INCREASE
                                                               ----                   ----               --------

       Net income:
       Individual life insurance                            $  958,283               646,517                  48%
       Guaranteed issue and simplified issue                    60,426               166,993                 (36%)
       Brokerage operations                                    503,291               455,208                  11%
       Group life and individual
           accident and health                                   1,615              (61,296)                   3%
                                                            ----------             ---------                ----
                 TOTAL NET INCOME                           $1,523,615             1,207,422                  26%
                                                            ==========             =========                ====

Overall growth in revenue, a return to more normal mortality levels including an increase in guaranteed issue and simplified issue mortality, and cost efficiencies across all segments accounted for the 26% increase in the Company's net income for the quarter

YEAR 2000

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests in government, governmental agency and high quality corporate bonds. The fixed maturity portfolio had an effective duration of 5.2 years and an average rating of AA3 at March 31, 2000. Company policy is to have an effective duration of less than ten years and to not purchase bonds with less than an A rating.

INTEREST RATE RISK

The Company's fixed maturity investments are subject to interest rate risk. The Company manages the impact of interest rate fluctuation through cash flow modeling. Liabilities for interest sensitive products are carried at full account value. The Company periodically adjusts the credited interest rates to reflect current market interest rates.

The table below summaries the Company's interest rate risk and shows the effect of a hypothetical 100 basis point increase in interest rates on the market values of the fixed investment portfolio. The selection of a 100 basis point increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.

                               ESTIMATED             ESTIMATED FAIR VALUE
                               FAIR VALUE            AFTER 100 BASIS POINT
FIXED MATURITIES               MARCH 31, 2000        INCREASE IN INTEREST RATES
----------------               --------------        --------------------------

Held for investment            $ 15,395,047          $ 15,039,267

Available for sale             $108,724,500          $102,696,800


                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Premiums and investment income are the Company's major sources of cash flow used to meet its short-term and long-term cash requirements.

The Company's short-term obligations consist primarily of operating expenses and policyholder benefits. The Company has been able to meet these funding requirements out of operating cash and cash equivalents. The Company does not anticipate that it will become necessary to sell long-term investments to meet short-term obligations.

The Company's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums billed for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. The Company believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin to finance future growth without a major entry into the debt or equity markets.

INVESTMENTS

Since December 31, 1999, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 93% of the holdings at March 31, 2000 and December 31, 1999 are rated "A" or better. Due to the general improvement in bond market conditions, the Company experienced a decrease in gross unrealized losses of approximately $162,000 for the quarter.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio as of March 31, 2000 and December 31, 1999 is:


                NO. OF LOANS           STATE                   BOOK VALUE
                ------------           -----                   ----------
          03/31/00       12/31/99                    03/31/00               12/31/99
          --------       --------                    --------               --------

             3               2        ALABAMA      $  141,624                106,920
             6               5        FLORIDA         376,980                345,410
            42              49        GEORGIA       2,126,073              2,446,427
            --              --                     ----------              ---------
            51              56                     $2,644,677              2,898,757
            ==              ==                     ==========              =========

The Company has a large concentration of loans in Georgia. Because the loan-to-value ratio on delinquent loans is 28%, the Company does not anticipate any loss should it choose to foreclose.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-Q.

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

Exhibit 11 - Statement re Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule (SEC only)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COTTON STATES LIFE INSURANCE COMPANY
                           REGISTRANT


Date:    5/12/00           /s/ J. Ridley Howard
                               -----------------------------------------
                               J. Ridley Howard, Chairman
                               President and Chief Executive Officer

Date:    5/12/00           /s/ Roger W. Fisher
                               -----------------------------------------
                               Roger W. Fisher
                               Chief Financial Officer