Form 10-Q
period 2000-06-30
COTTON STATES LIFE INSURANCE CO /
filed 2000-08-14
CIK 25118

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

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

YES [X]  NO [ ]

The Registrant as of June 30, 2000, has 6,344,598 shares of common stock outstanding.

                      COTTON STATES LIFE INSURANCE COMPANY

                                    FORM 10Q

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART  1 - FINANCIAL INFORMATION

Item 1.       Financial Statements
              Independent Auditors' Review Report............................................       1
              Consolidated Balance Sheets as of
              June 30, 2000 and December 31, 1999............................................       2
              Consolidated Summary of Earnings for the
              Three Months and Six Months Ended June 30, 2000 and 1999.......................       3
              Consolidated Statements of Cash Flows for the
              Three Months and Six Months Ended June 30, 2000 and 1999.......................       4
              Consolidated Statements of Comprehensive Income
              For the Three Months and Six Months Ended June 30, 2000 and 1999...............       5
              Notes to Consolidated Financial Statements.....................................       6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................................       8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....................      13

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................      13
Item 2.       Changes in Securities..........................................................      13
Item 3.       Defaults Upon Senior Securities................................................      13
Item 4.       Submission of Matters to a Vote of Security Holders............................      13
Item 5.       Other Information..............................................................      13
Item 6.       Exhibits and Reports on Form 8-K...............................................      13

SIGNATURES...................................................................................      13

THE STOCKHOLDERS AND BOARD OF DIRECTORS
COTTON STATES LIFE INSURANCE COMPANY, INC.:

We have reviewed the consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of June 30, 2000, and the related consolidated summary of earnings, statements of comprehensive income, and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. All information included in these financial statements is the responsibility of the management of the Company.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cotton States Life Insurance Company, Inc. as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

                                                    /S/ KPMG LLP

August 9, 2000

                   PART I - CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated statements have been prepared by management. In management's opinion, all adjustments and reclassifications necessary for a fair statement of financial position at June 30, 2000 and December 31, 1999 and the
       results of operations for the three months and six months
             ended June 30, 2000 and 1999 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                                         2000             1999
                                                                                      ----------       ----------
ASSET
Investments
      Fixed maturities, held for investment, at amortized
           cost (market value $14,928 in 2000 and
           $15,976 in 1999)                                                           $   15,062           16,077
      Fixed maturities, available for sale, at market
           (amortized cost $111,492 in 2000 and
           $109,300 in 1999)                                                             104,742          102,772
      Equity securities, at market (cost $3,576 in 2000
            and $2,532 in 1999)                                                            3,638            2,623
      First mortgage loans on real estate                                                  2,469            2,899
      Policy loans                                                                         8,674            8,592
      Short-term investments                                                               8,619            5,495
      Other invested assets                                                                1,000            1,000
                                                                                      ----------       ----------
                    TOTAL INVESTMENTS                                                    144,204          139,458

      Cash                                                                                 1,143              611
      Accrued investment income                                                            2,257            2,232
      Premiums receivable                                                                  2,995            2,443
      Reinsurance receivable                                                               4,116            4,037
      Deferred policy acquisition costs                                                   44,214           41,264
      Other assets                                                                           548              471
                                                                                      ----------       ----------
                                                                                      $  199,477          190,516
                                                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Policy liabilities and accruals:
           Future policy benefits                                                     $  126,966          122,606
           Policy and contract claims                                                      1,815            1,455
      Federal income taxes                                                                 4,620            4,106
      Other liabilities                                                                    8,584            7,562
                                                                                      ----------       ----------
                    TOTAL LIABILITIES                                                    141,985          135,729
                                                                                      ----------       ----------

      Stockholders' equity:
           Common Stock                                                                    6,755            6,755
           Additional paid-in capital                                                      1,496            1,528
           Accumulated other comprehensive loss                                           (3,610)          (3,467)
           Retained earnings                                                              56,808           53,732
           Less:
                Unearned compensation-restricted stock                                      (630)            (362)
                Treasury stock, at cost, (410 shares in
                2000 and 427 in 1999)                                                     (3,327)          (3,399)
                                                                                      ----------       ----------
                    TOTAL STOCKHOLDERS' EQUITY                                            57,492           54,787
                                                                                      ----------       ----------

                                                                                      $  199,477          190,516
                                                                                      ==========       ==========

See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                   Unaudited Consolidated Summary of Earnings
            Three Months and Six Months ending June 30, 2000 and 1999
                  (Amounts in thousands, except per share data)

                                                              Three months ended                 Six months ended
                                                                    June 30,                         June 30,
                                                             2000             1999             2000             1999
                                                            -------          -------          -------          -------
Revenue:
     Premiums                                               $ 6,384            5,632           12,510           10,989
     Investment income                                        2,500            2,203            4,901            4,504
     Realized investment gains                                  127               85              244              208
     Brokerage commissions                                      995              791            1,902            1,655
                                                            -------          -------          -------          -------

            TOTAL REVENUE                                    10,006            8,711           19,557           17,356
                                                            -------          -------          -------          -------

Benefits and expenses:
     Benefits and claims                                      3,020            2,861            6,138            5,856
     Interest credited                                        1,268            1,163            2,536            2,303
     Amortization of policy acquisition costs                   847              778            1,699            1,544
     Operating expenses                                       1,921            1,515            3,810            3,443
                                                            -------          -------          -------          -------

            TOTAL BENEFITS AND EXPENSES                       7,056            6,317           14,183           13,146
                                                            -------          -------          -------          -------

     Income before income tax expense                         2,950            2,394            5,374            4,210

     Income tax expense                                         888              713            1,789            1,321
                                                            -------          -------          -------          -------

NET INCOME                                                  $ 2,062            1,681            3,585            2,889
                                                            =======          =======          =======          =======

Basic income per share of common stock
          Operating income                                  $  0.31             0.25             0.54             0.43
                                                            =======          =======          =======          =======
          Net Income                                        $  0.32             0.26             0.56             0.45
                                                            =======          =======          =======          =======

Diluted income per share of common stock
          Operating income                                  $  0.30             0.25             0.53             0.43
                                                            =======          =======          =======          =======
          Net income                                        $  0.31             0.26             0.55             0.45
                                                            =======          =======          =======          =======

Weighted average number of shares
     used in computing income per share

          Basic                                               6,345            6,347            6,346            6,358
                                                            =======          =======          =======          =======
          Diluted                                             6,466            6,476            6,467            6,490
                                                            =======          =======          =======          =======

See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999
                             (Amounts in thousands)

                                                                                        2000           1999
                                                                                      --------       --------
Cash flows from operating activities:
      Net earnings                                                                    $  3,585          2,889
      Adjustments to reconcile net income to net
         cash provided from operating activities:
            Increase in policy liabilities and accruals                                  4,720          5,173
            (Increase) in deferred policy acquisition costs                             (2,929)        (2,319)
            Increase in liability for income taxes                                         641            860
            Decrease (Increase) in amounts receivable and
                amounts recoverable from reinsurers                                       (629)            36
            Increase (Decrease) in amounts due affiliate                                 1,133           (351)
            Other, net                                                                    (256)          (122)
                                                                                      --------       --------

      Net cash provided from operating activities                                        6,265          6,166
                                                                                      --------       --------

Cash flows from investing activities:
      Purchase of fixed maturities available for sale                                   (7,871)       (12,435)
      Purchase of equity securities                                                     (1,909)        (1,647)
      Sale of fixed maturities available for sale                                           --          1,983
      Sale of equity securities                                                            864            185
      Proceeds from maturities of fixed
         maturities held for investment                                                  1,010            500
      Proceeds from maturity and redemption of fixed
         maturities held for sale                                                        5,635          2,401
      Premiums receivable                                                                  430            522
      Reinsurance receivable                                                               (83)          (184)
      Other, net                                                                          (165)          (403)
                                                                                      --------       --------

      Net cash used in investing activities                                             (2,089)        (9,078)
                                                                                      --------       --------

Cash flows from financing activities:
      Cash dividends paid                                                                 (510)          (510)
      Purchase of treasury stock                                                          (145)          (908)
      Stock issued under executive
         compensation plans                                                                135            139
                                                                                      --------       --------

      Net cash used by financing activities                                               (520)        (1,279)
                                                                                      --------       --------

Net increase (decrease) in cash and cash equivalents:                                    3,656         (4,191)

Cash and cash equivalents:
      Beginning of period                                                                6,106          8,135
                                                                                      --------       --------

      End of period                                                                   $  9,762          3,944
                                                                                      ========       ========

See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
            Unaudited Consolidated Statements of Comprehensive Income Three Months and Six Months ending June 30, 2000 and 1999
                             (Amounts in thousands)

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                 2000            1999            2000            1999
                                                                -------         -------         -------         -------
Net income:                                                     $ 2,062           1,681           3,585           2,889
      Other comprehensive income (loss),
         before tax:
      Unrealized gains (losses) on securities
         available for sale                                        (522)         (2,651)             15          (4,247)
      Reclassification adjustment for realized
         (gains) included in net income                            (127)            (85)           (244)           (207)
                                                                -------         -------         -------         -------

            TOTAL OTHER COMPREHENSIVE
                LOSS, BEFORE TAX                                   (649)         (2,736)           (229)         (4,454)

      Income tax benefit related to
         items of other comprehensive loss                         (220)         (1,064)            (85)         (1,710)
                                                                -------         -------         -------         -------

      Other comprehensive loss
         net of tax                                                (429)         (1,672)           (144)         (2,744)
                                                                -------         -------         -------         -------

            TOTAL COMPREHENSIVE INCOME                          $ 1,633               9           3,441             145
                                                                =======         =======         =======         =======

See accompanying notes to consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and balances are eliminated in the consolidation.

The financial statements for the three months and six months ended June 30, 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). In June 1999, the FASB issued Statement 137, which changed the effective date of Statement 133. As a result, the effective date of Statement 133 was deferred for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of Statement 133, as amended by Statement 138 will have a significant impact on the financial statements upon adoption.

NOTE 3 - BUSINESS SEGMENTS

The Company's operations include the following three major segments, differentiated primarily by their respective methods of distribution and the nature of related products: individual life insurance, guaranteed and simplified issue life insurance, and brokerage operations. The Company's operations in each segment are concentrated within its southeastern state geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company's exclusive and independent agents.

Total revenue and net income by business segment are as follows:

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
                                                                    (DOLLARS IN THOUSANDS)

                                                                     2000             1999
                                                                  ----------       ----------
         Individual life insurance:
                Premiums                                          $    8,756            8,321
                Other revenue                                          4,599            4,451
                                                                  ----------       ----------
                     Total revenue                                $   13,355           12,772
                                                                  ==========       ==========

                Net income                                        $    2,244            1,706
                                                                  ==========       ==========
         Guaranteed and simplified issue life insurance
                Premiums                                          $    3,754            2,668
                Other revenue                                            233              135
                                                                  ----------       ----------
                     Total revenue                                $    3,987            2,803
                                                                  ==========       ==========

                Net income                                        $      265              311
                                                                  ==========       ==========
         Brokerage:
                Commission income                                 $    1,902            1,655
                Other revenue                                            313              126
                                                                  ----------       ----------
                     Total revenue                                $    2,215            1,781
                                                                  ==========       ==========

                Net income                                        $    1,076              872
                                                                  ==========       ==========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

Statements made in the following discussion that states the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemption of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30

          PREMIUMS                                            2000         1999     INCREASE
                                                             -------      -------   --------
          Guaranteed and simplified
                 issue life insurance                        $ 3,754        2,668       41%

          Individual life insurance:
                 Traditional life                              3,021        3,006       --
                 Universal life                                5,735        5,315        8%
                                                             -------      -------     ----
                        Total individual life insurance        8,756        8,321        5%
                                                             -------      -------     ----

                        TOTAL PREMIUMS                       $12,510       10,989       14%
                                                             =======      =======     ====

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the Company's independent agency force which increased 35% to 3500 agents under contract at June 30, 2000 compared to 2600 at June 30, 1999. This product is also distributed by the

Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page.

Individual life insurance premium growth was principally influenced by the customers' preference for universal life insurance and reflects a 3% increase in the number of exclusive agent producers to 287 as of June 30, 2000 compared to 279 a year earlier.

INVESTMENT INCOME

Investment income increased 9% compared to the first six months of 1999 reflecting a 3% increase in the average investment portfolio and an increase in the annualized average yield to 6.9% compared to 6.6% for the six months of 1999.

BROKERAGE

Exclusive agents sell products that the Cotton States Group does not underwrite (both life and property and casualty), provided through the Company's brokerage operations. Override commissions increased 15% year to date due primarily to bonus commissions received in the second quarter on certain life products based on the volume of business written. These bonus commissions are expected to continue through the remainder of the year.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30

                                                                 2000                       1999
                                                             ------------                ------------
                                                             BENEFITS AND     % OF       BENEFITS AND     % OF
          BENEFITS AND CLAIMS                                   CLAIMS       PREMIUM        CLAIMS      PREMIUM
          Guaranteed and
              simplified issue                                   $2,740          73%         1,550         58%

          Individual life insurance
              Traditional life                                    1,746          58%          2667         89%
              Universal life                                      1,652          29%         1,639         31%
                                                                 ------        ----         ------        ---
                Total individual life insurance                   3,398          39%         4,306         52%
                                                                 ------        ----         ------        ---

                   TOTAL BENEFITS AND CLAIMS                     $6,138          49%         5,856         53%
                                                                 ======                     ======

Benefits and claims as a percentage of premium improved 4 percentage points as individual life mortality returned to more normal levels. Guaranteed and simplified issue benefits as a percentage of premium were consistent with first quarter results as claim frequency has increased to expected levels.

INTEREST CREDITED TO POLICYHOLDERS

The average annual interest rate credited to policyholders of universal life contracts was 6.2% for both the first half of 2000 and 1999.

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs remained consistent as a percentage of premiums at approximately 14% for first half of 2000 and 1999. This expense represents amortization of previously deferred costs over the life of the underlying insurance contracts.

Operating expenses as a percentage of premiums decreased to 30% for the first six months compared to 31% for the same period last year. The Company continues to realize increasing cost efficiencies from recently implemented digital imaging and automated policy processing technologies. This allows the Company to increase production without increasing costs.

INCOME TAX EXPENSE

The effective tax rate for the first half of 2000 was 33%. The 2 percentage point increase is the result of larger pretax income relative to the allowable small life company deduction.

NET INCOME

                                                                    SIX MONTHS ENDED
                                                                          JUNE

     NET INCOME                                                2000         1999     INCREASE
                                                             -------      -------    --------
     Operating income:
     Guaranteed and
           simplified issue                                  $   265          311      (15)%
                                                             -------      -------

     Individual life insurance
          Traditional                                            720          419       72%
          Universal life                                       1,524        1,287       18%
                                                             -------      -------
       Total individual life insurance                         2,244        1,706       32%

     Brokerage operations                                        910          730       24%
                                                             -------      -------

            Total operating income                             3,419        2,747       24%

     Realized gains                                              166          142       17%
                                                             -------      -------

           Net Income                                        $ 3,585        2,889       24%
                                                             =======      =======     ====

Growth in premiums, a return to more normal mortality levels including an increase in guaranteed and simplified issue mortality, and cost efficiencies accounted for the increase in operating income for the first half of the year. Realized capital gains in the Company's brokerage subsidiaries contributed 5% to net income for both six month periods.

YEAR 2000

The Company did not experience any material date-related problems with its internal information or other systems and has not experienced any material disruptions in connection with external information systems and data exchanges. The Company will continue to monitor its internal and external information systems and data exchanges throughout the year for any date related events. Based on the information now available, the Company does not expect any material disruptions with respect to such events during the coming year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests in government, governmental agency and high quality corporate bonds. The fixed maturity portfolio had an effective duration of 4.9 years and an average rating of AA- at June 30, 2000. Company policy is to have an effective duration of less than ten years and to purchase bonds with an A rating or better.

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

                              ESTIMATED             ESTIMATED FAIR VALUE
                              FAIR VALUE           AFTER 100 BASIS POINT
FIXED MATURITIES            JUNE 30, 2000       INCREASE IN INTEREST RATES
----------------            -------------       --------------------------
Held for investment           $ 14,928                   $14,604

Available for sale            $104,742                   $99,316

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

INVESTMENTS

Since December 31, 1999, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 94% of the holdings at June 30, 2000 are rated "A" or better (vs. 93% at December 31, 1999). Due to the deterioration in bond market conditions, the Company experienced a decrease in the market value of bonds of approximately 4% for the quarter.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

                                                          BOOK VALUE
             NO. OF LOANS            STATE           (AMOUNTS IN THOUSANDS)
       JUNE 30,     DECEMBER 31,    -------        JUNE 30,      DECEMBER 31,
       --------     ------------                   --------      ------------
         2000           1999                         2000            1999
       --------     ------------                   --------      ------------
          3              2          Alabama         $  138           106
          6              5          Florida            369           346
         41             49          Georgia          1,962          2,447
        ---            ---                          ------          -----
         50             56                          $2,469          2,899
        ===            ===                          ======          =====

Two loans representing $117 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 28%.

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

Item 2. Changes in Securities

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders
          The Annual Shareholders meeting was held April 24, 2000. The following directors were elected to the Board of Directors for three (3) year terms expiring in 2003.
               Thomas A. Harris
               Robert C. McMahan

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

                               COTTON STATES LIFE INSURANCE COMPANY
                               REGISTRANT



Date:  8/12/00                 /s/ J. Ridley Howard
                               -------------------------------------------------
                               J. Ridley Howard, Chairman
                               President and Chief Executive Officer



Date:  8/12/00                 /s/ Roger W. Fisher
                               -------------------------------------------------
                               Roger W. Fisher
                               Senior Vice  President Chief Financial Officer
                               and Treasurer