Form 10-Q
period 2000-09-30
COTTON STATES LIFE INSURANCE CO /
filed 2000-11-13
CIK 25118

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

YES    [X]     NO [ ]

The Registrant as of September 30, 2000, has 6,344,598 shares of common stock outstanding.

                      COTTON STATES LIFE INSURANCE COMPANY


                                    FORM 10Q

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000


                                      INDEX


PART 1 - FINANCIAL INFORMATION                                                                     PAGE
Item 1.  Financial Statements

         Independent Auditors' Review Report ....................................................       1
         Consolidated Condensed Balance Sheets as of
         September 30, 2000 and December 31, 1999 ...............................................       2
         Consolidated Summary of Earnings for the
         Three Months and Nine Months Ended September 30, 2000 and 1999 .........................       3
         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999 ..........................................       4
         Consolidated Statements of Comprehensive Income
         For the Three Months and Nine Months Ended September 30, 2000 and 1999 .................       5
         Notes to Unaudited Consolidated Financial Statements ...................................       6

Item 2.  Management's Discussion and Analysis of Consolidated Financial
         Condition and Results of Operations ....................................................       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............................      11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings .....................................................................      13
Item 2.   Changes in Securities and Use of Proceeds .............................................      13
Item 3.   Defaults Upon Senior Securities .......................................................      13
Item 4.   Submission of Matters to a Vote of Security Holders ...................................      13
Item 5.   Other Information .....................................................................      13
Item 6.   Exhibits and Reports on Form 8-K ......................................................      13

SIGNATURES .....................................................................................      13

                          INDEPENDENT AUDITORS' REPORT




TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
COTTON STATES LIFE INSURANCE COMPANY, INC.:



We have reviewed the consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of September 30, 2000, and the related consolidated summary of earnings and statements of comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /S/ KPMG LLP


November 9, 2000
Atlanta, Georgia

                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated statements have been prepared by management.
 In management's opinion, all adjustments and reclassifications necessary for a fair statement of financial position at September 30, 2000 and December 31, 1999 and the results of operations for the three months and nine months ended
                  September 30, 2000 and 1999 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY
                      Consolidated Condensed Balance Sheets
                    September 30, 2000 and December 31, 1999
                             (Dollars in thousands)

ASSETS                                                                  2000                 1999
                                                                     ----------           ----------

Investments                                                          (unaudited)
      Fixed maturities, held for investment, at amortized
           cost (fair value $15,027 in 2000 and
           $15,976 in 1999)                                          $   15,060               16,077
      Fixed maturities, available for sale, at fair value
           (amortized cost $119,743 in 2000 and
           $109,300 in 1999)                                            114,043              102,772
      Equity securities, at fair value (cost $3,618 in 2000               3,708                2,623
            and $2,532 in 1999)
      First mortgage loans on real estate                                 2,276                2,899
      Policy loans                                                        8,869                8,591
      Short-term investments                                              2,138                5,495
      Other invested assets                                               1,000                1,000
                                                                     ----------           ----------
                    TOTAL INVESTMENTS                                   147,094              139,457
                                                                     ----------           ----------
      Cash                                                                1,249                  611
      Accrued investment income                                           2,054                2,232
      Premiums receivable                                                 3,070                2,443
      Reinsurance receivable                                              4,945                4,039
      Deferred policy acquisition costs                                  45,870               41,264
      Other assets                                                          498                  470
                                                                     ----------           ----------
                                                                     $  204,780              190,516
                                                                     ==========           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

      Policy liabilities and accruals:
           Future policy benefits                                    $  129,551              122,606
           Policy and contract claims                                     1,680                1,455
      Federal income taxes                                                5,184                4,106
      Other liabilities                                                   8,323                7,562
                                                                     ----------           ----------
                    TOTAL LIABILITIES                                   144,738              135,729
                                                                     ----------           ----------
      Shareholders' equity:
           Common Stock                                                   6,755                6,755
           Additional paid-in capital                                     1,496                1,528
           Accumulated other comprehensive loss                          (3,041)              (3,467)
           Retained earnings                                             58,678               53,732
           Less:
                Unearned compensation-restricted stock                     (519)                (362)
                Treasury stock, at cost, (410 shares in
                2000 and 427 shares in 1999)                             (3,327)              (3,399)
                                                                     ----------           ----------
                    TOTAL SHAREHOLDERS' EQUITY                           60,042               54,787
                                                                     ----------           ----------
                                                                     $  204,780              190,516
                                                                     ==========           ==========

See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                   Unaudited Consolidated Summary of Earnings
         Three Months and Nine Months ending September 30, 2000 and 1999
                  (Amounts in thousands, except per share data)

                                                             Three months ended              Nine months ended
                                                               September 30,                    September 30,
                                                       ---------------------------        -------------------------
                                                         2000               1999            2000             1999
                                                       --------           --------        --------         --------
 Revenue:
     Premiums                                          $  6,772              5,814          19,282           16,802
     Investment income                                    2,524              2,345           7,425            6,850
     Realized investment (losses) gains                      (6)                98             237              306
     Brokerage commissions                                1,025              1,017           2,928            2,673
                                                       --------           --------        --------         --------
            TOTAL REVENUE                                10,315              9,274          29,872           26,631
                                                       --------           --------        --------         --------

 Benefits and expenses:
     Benefits and claims                                  3,928              2,643          10,066            8,500
     Interest credited                                    1,304              1,224           3,839            3,527
     Amortization of policy acquisition costs               466                710           2,166            2,253
     Operating expenses                                   1,656              1,978           5,466            5,422
                                                       --------           --------        --------         --------
            TOTAL BENEFITS AND EXPENSE                    7,354              6,555          21,537           19,702
                                                       --------           --------        --------         --------

     Income before income tax expense                     2,961              2,719           8,335            6,929

     Income tax expense                                     836                616           2,625            1,937
                                                       --------           --------        --------         --------

NET INCOME                                             $  2,125              2,103           5,710            4,992
                                                       ========           ========        ========         ========
Basic income per share of common stock
          Operating income                             $   0.34               0.32            0.88             0.76
                                                       ========           ========        ========         ========
          Net Income                                   $   0.34               0.33            0.90             0.79
                                                       ========           ========        ========         ========
Diluted income per share of common stock
          Operating income                             $   0.33               0.31            0.86             0.74
                                                       ========           ========        ========         ========
          Net income                                   $   0.33               0.32            0.88             0.77
                                                       ========           ========        ========         ========
Weighted average number of shares
     used in computing income per share

          Basic                                           6,345              6,327           6,345            6,347
                                                       ========           ========        ========         ========
          Diluted                                         6,462              6,432           6,463            6,458
                                                       ========           ========        ========         ========

See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999
                             (Dollars in thousands)

                                                                             2000               1999
                                                                          ---------          ---------
Cash flows from operating activities:
      Net earnings                                                        $   5,710          $   4,992
      Adjustments to reconcile net income to net
         cash provided from operating activities:
            Increase in policy liabilities and accruals                       7,170              8,443
            (Increase) in deferred policy acquisition costs                  (4,727)            (3,582)
            Increase in liability for income taxes                              848              1,232
            (Increase) in amounts receivable and
                amounts recoverable from reinsurers                          (1,534)              (647)
            Increase (Decrease) in amounts due affiliate                         62               (673)
            Increase (Decrease) in accounts payable and accruals                668               (306)
            Other, net                                                          267                280
                                                                          ---------          ---------
      Net cash provided from operating activities                             8,464              9,739
                                                                          ---------          ---------
Cash flows from investing activities:
      Purchase of fixed maturities available for sale                       (16,657)           (16,458)
      Purchase of equity securities                                          (2,293)            (2,239)
      Sale of fixed maturities available for sale                                 0              5,073
      Sale of equity securities                                               1,207                253
      Proceeds from maturities of fixed
         maturities held for investment                                       1,010                500
      Proceeds from maturity and redemption of fixed
         maturities held for sale                                             6,154              3,600
      Principal collected on first mortgage loans                               623                545
      Net increase in policy loans                                             (278)              (400)
      Other, net                                                               (173)              (639)
                                                                          ---------          ---------
      Net cash used in investing activities                                 (10,407)            (9,765)
                                                                          ---------          ---------
Cash flows from financing activities:
      Cash dividends paid                                                      (764)              (763)
      Purchase of treasury stock                                               (146)            (1,007)
      Stock issued under executive
         compensation plans                                                     135                142
                                                                          ---------          ---------
      Net cash used by financing activities                                    (775)            (1,628)
                                                                          ---------          ---------
Net increase (decrease) in cash and cash equivalents:                        (2,718)            (1,656)

Cash and cash equivalents:
      Beginning of period                                                     6,106              8,136
                                                                          ---------          ---------
      END OF PERIOD                                                       $   3,387              6,480
                                                                          =========          =========
Supplemental disclosure of cash paid during the
      year-income taxes                                                   $   1,746                753
                                                                          ---------          ---------

See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
            Unaudited Consolidated Statements of Comprehensive Income
         Three Months and Nine Months ending September 30, 2000 and 1999
                             (Dollars in thousands)

                                                           Three months ended                  Nine months ended
                                                              September 30,                      September 30,
                                                         -----------------------           -------------------------
                                                           2000           1999              2000              1999
                                                         -------         -------           -------           -------
Net income:                                              $ 2,125           2,103             5,710             4,992
      Other comprehensive income (loss),
         before tax:
      Unrealized gains (losses) on securities
         available for sale                                  929          (1,547)              944            (5,792)
      Reclassification adjustment for realized
         losses (gains) included in net income                 6             (99)             (238)             (306)
                                                         -------         -------           -------           -------
            TOTAL OTHER COMPREHENSIVE INCOME
                (LOSS), BEFORE TAX                           935          (1,646)              706            (6,098)
                                                         -------         -------           -------           -------
      Income tax expense (benefit) related to
         items of other comprehensive income                 366            (601)              281            (2,311)

      Other comprehensive income (loss),
         net of tax                                          569          (1,045)              425            (3,787)
                                                         -------         -------           -------           -------
            TOTAL COMPREHENSIVE INCOME                   $ 2,694           1,058             6,135             1,205
                                                         =======         =======           =======           =======

See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and balances are eliminated in the consolidation.

The consolidated financial statements for the three months and nine months ended September 30, 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

Total revenue and net income by business segment are as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30                      September 30
                                                         -----------------------           -------------------------
                                                                           (Dollars in thousands)
                                                          2000             1999             2000               1999
                                                         -------         -------           -------           -------
Individual life insurance:
       Premiums                                          $ 4,684           4,273            13,440            12,593
       Other revenue                                       2,345           2,292             6,943             6,771
                                                         -------         -------           -------           -------
            Total revenue                                $ 7,029           6,565            20,383            19,364
                                                         =======         =======           =======           =======

       Net income                                        $ 1,496           1,132             3,741             2,834
                                                         =======         =======           =======           =======

Guaranteed and simplified issue life insurance:
       Premiums                                          $ 2,088           1,541             5,842             4,209
       Other revenue                                         140              87               374               222
                                                         -------         -------           -------           -------
            Total revenue                                $ 2,228           1,628             6,216             4,431
                                                         =======         =======           =======           =======

       Net income                                        $   105             441               370               756
                                                         =======         =======           =======           =======

Brokerage:
       Commission income                                 $ 1,025           1,017             2,928             2,673
       Other revenue                                          33              64               345               163
                                                         -------         -------           -------           -------
            Total revenue                                $ 1,058           1,081             3,273             2,836
                                                         =======         =======           =======           =======

       Net income                                        $   524             530             1,599             1,402
                                                         =======         =======           =======           =======

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                       -------------------------------------------
PREMIUMS                                                2000              1999            INCREASE
                                                       -------          -------           --------
Guaranteed and simplified
       issue life insurance                            $ 5,842          $ 4,209              39%

Individual life insurance:
       Traditional life                                  4,670            4,525
                                                                                              3%
       Universal life                                    8,770            8,068               9%
                                                       -------          -------           -----
              Total individual life insurance           13,440           12,593               7%
                                                       -------          -------           -----

              TOTAL PREMIUMS                           $19,282           16,802              15%
                                                       =======          =======           =====

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the Company's independent agency force which increased 27% to 3,900 agents under contract at September 30, 2000 compared to 3,100 at September 30, 1999. This product is also distributed by the Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page.

Individual life insurance products are principally sold by the Company's exclusive agent producers. Individual life premiums have increased 7% over the nine months including 9% growth in traditional life premiums in the third quarter. The exclusive agency force of 285 as of September 30, 2000 is three fewer than at the same date last year.

INVESTMENT INCOME

Investment income increased 8% compared to the first nine months of 1999 reflecting a 5% increase in the average investment portfolio and an increase in the annualized average yield to 6.9% compared to 6.6% for the nine months of 1999.

BROKERAGE

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Growth in brokerage income for the third quarter was flat due to a decrease in override commissions from sales of Crop Hail business. Other business lines continue to show strong growth increasing 17%. Growth in brokerage income was 10% for the nine months.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

                                                                         NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                    ---------------------------------------------------------------
                                                         2000                              1999
                                                    ------------                       ------------
                                                    BENEFITS AND           % OF        BENEFITS AND          %OF
    BENEFITS AND CLAIMS                                CLAIMS             PREMIUM         CLAIMS           PREMIUM
                                                    ------------          -------      ------------        --------
Guaranteed and
      simplified issue                                 $ 4,318            $    74%        $ 2,432          $    58%

Individual life insurance
    Traditional life                                     3,065                 66%          3,498               77%
    Universal life                                       2,683                 31%          2,570               32%
                                                       -------            -------         -------          -------
      Total individual life insurance                    5,748                 43%          6,068               48%
                                                       -------            -------         -------          -------

            TOTAL BENEFITS AND CLAIMS                  $10,066                 52%          8,500               51%
                                                       =======                            =======

Individual life benefits as a percentage of premium continued to improve for the quarter and year-to-date compared to the first mine months of 1999, reflecting a return to normal mortality levels. Guaranteed and simplified issue benefits as a percentage of premium has increased for the period as claim frequency increased to expected levels.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to universal life contracts increased 9% reflecting growth in business. The annual interest rate credited to policyholders of universal life contracts was 6.2% for both the nine month periods of 2000 and 1999.

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs, normally 13% of premiums, decreased in the third quarter as the result of the adjustment of actuarial assumptions to reflect current experience. This adjustment represents the slow down in amortization as a result of higher estimated future profits resulting from improvement in mortality levels of universal life products. The after tax effect on net earnings for the period ended September 30, 2000 was $429.

Operating expense as a percentage of premiums decreased to 28% for the first nine months compared to 32% for the same period last year. The Company continues to realize increasing cost efficiencies from recently implemented digital imaging and automated policy processing technologies. This allows the Company to increase production without increasing costs.

INCOME TAX EXPENSE

The effective tax rate for the first nine months of 2000 was 31% compared to 28% for the same period last year. The 3 percentage point increase is the result of larger pretax income relative to the allowable small life company deduction.

NET INCOME

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                       ----------------------------------------
   NET INCOME                                           2000             1999           INCREASE
                                                       -------          -------         ---------
Operating income:
Guaranteed and
      simplified issue                                 $   370              756             (51%)
                                                       -------          -------
Individual life insurance:
     Traditional                                           934              642              46%
     Universal life                                      2,806            2,192              28%
                                                       -------          -------
  Total individual life insurance                        3,740            2,834              32%
                                                       -------          -------
Brokerage operations                                     1,436            1,182              22%
                                                       -------          -------

       Total operating income                            5,546            4,772              16%

Realized gains                                             164              220             (25%)
                                                       -------          -------
      Net Income                                       $ 5,710            4,992              14%
                                                       =======          =======         =======

Growth in premiums, a return to more normal mortality levels including an increase in guaranteed and simplified issue mortality, and cost efficiencies accounted for the increase in operating income for the first nine months of the year. Income from brokerage operations increased reflecting higher override commissions generated by an increased volume of business.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- at September 30, 2000.

INTEREST RATE RISK

The Company's fixed maturity investments are subject to interest rate risk. The Company manages the impact of interest rate fluctuation through cash flow modeling. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at September 30, 2000 and December 31, 1999 had an effective duration of 5.1 years.

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

                                      ESTIMATED               ESTIMATED FAIR VALUE
                                      FAIR VALUE              AFTER 100 BASIS POINT
FIXED MATURITIES                      SEPTEMBER 30, 2000      INCREASE IN INTEREST RATES
----------------                      ------------------      --------------------------
Held for investment                         $ 15,027                   $ 14,268

Available for sale                          $114,043                   $108,283

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Premiums and investment income are the Company's major sources of cash flow used to meet its short-term and long-term cash requirements.

Short-term obligations consist primarily of operating expenses and policyholder benefits. The Company has been able to meet these funding requirements out of operating cash flow. The Company does not anticipate that it will become necessary to sell long-term investments to meet short-term obligations.

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

INVESTMENTS

Since December 31, 1999, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 94% of the holdings at September 30, 2000 are rated "A" or better (vs. 93% at December 31, 1999). Due to the improvement in bond market conditions, the Company experienced an increase in the market value of bonds of approximately $1,049 for the quarter and $828 year to date.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

                                                                                            BOOK VALUE
                                                                                            ----------
                   NO. OF LOANS                        STATE                          (AMOUNTS IN THOUSANDS)
       ------------------------------------          --------
        SEPTEMBER 30,          DECEMBER 31,                                    SEPTEMBER 30,           DECEMBER 31,
       --------------          ------------                                    -------------           -------------
            2000                   1999                                             2000                    1999
       --------------          ------------                                    -------------           -------------

             3                       2                Alabama                      $  134                    106
             6                       5                Florida                         362                    346
            39                      49                Georgia                       1,780                  2,447
          ----                    ----                                             ------                 -------
            48                      56                                             $2,276                  2,899
          ====                    ====                                             ======                 ======

Two loans representing $117 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 31%.

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

Item 2. Changes in Securities and Use of Proceeds

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

                             COTTON STATES LIFE INSURANCE COMPANY
                             REGISTRANT


Date:    11/10/00            /s/ J. Ridley Howard
         --------                ----------------------------------------------
                                 J. Ridley Howard, Chairman
                                 President and Chief Executive Officer

Date:    11/10/00            /s/ Roger W. Fisher
         --------                ----------------------------------------------
                                 Roger W. Fisher
                                 Senior Vice  President Chief Financial Officer
                                 and Treasurer