Form 10-K405
period 2000-12-31
COTTON STATES LIFE INSURANCE CO /
filed 2001-03-28
CIK 25118

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


                         Commission File Number 2-39729

                      COTTON STATES LIFE INSURANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         GEORGIA                                                                              58-0830929
         -------                                                                          ------------------
(State of incorporation                                                                    (I.R.S. Employer
  and jurisdiction)                                                                       Identification No.)

244 PERIMETER CENTER PARKWAY, N.E., ATLANTA, GEORGIA                                             30346
----------------------------------------------------                                             -----
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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates was $43,756,380 based on the closing price of $10.31 on February 1, 2001, as reported on the NASDAQ National Market.

As of February 1, 2001, there were 6,345,428 shares of registrant's common stock outstanding.

The Exhibit Index is located on Page 50.

The total number of pages in this document is 55

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


                                                         2000                    1999                    1998
                                                     ------------             ----------             ----------

Individual life insurance:
       Premiums                                      $ 17,816,354             16,653,463             15,334,599
       Net investment income                            9,403,578              8,837,008              8,461,988
       Realized investment gains                          160,104                254,052                358,000
                                                     ------------             ----------             ----------
            Total revenue                              27,380,036             25,744,523             24,154,587

       Policyholder benefits                           13,337,303             12,173,031             10,429,767
       Operating expenses                               7,103,512              7,525,275              6,292,769
                                                     ------------             ----------             ----------
            Total benefits and expenses                20,440,815             19,698,306             16,722,536
                                                     ------------             ----------             ----------

            Operating profit                            6,939,221              6,046,217              7,432,051
                                                     ------------             ----------             ----------

Guaranteed and simplified life insurance:
       Premiums                                         8,106,634              5,843,177              3,794,585
       Net investment income                              540,200                316,301                159,182
       Realized investment gains                            9,670                  9,093                  6,735
                                                     ------------             ----------             ----------
            Total revenue                               8,656,504              6,168,571              3,960,502

       Policyholder benefits                            5,728,786              3,358,022              2,317,006
       Operating expenses                               2,368,914              1,616,158                890,787
                                                     ------------             ----------             ----------
            Total benefits and expenses                 8,097,700              4,974,180              3,207,793
                                                     ------------             ----------             ----------
            Operating profit                              558,804              1,194,391                752,709
                                                     ------------             ----------             ----------
Brokerage:
       Brokerage commissions                            4,197,173              3,828,087              3,214,216
       Net investment income                              147,003                 99,061                 62,698
       Realized investment gains                          236,160                211,483                103,180
                                                     ------------             ----------             ----------
            Total revenue                               4,580,336              4,138,631              3,380,094

       Operating expenses                               1,154,992              1,086,777              1,006,605
                                                     ------------             ----------             ----------
            Operating profit                            3,425,344              3,051,854              2,373,489
                                                     ------------             ----------             ----------
Combined operating profit                              10,923,369             10,292,462             10,558,249
Group life insurance and individual
       accident and health results                        (70,097)              (109,127)              (172,906)
                                                     ------------             ----------             ----------

Earnings before Federal income taxes                 $ 10,853,272             10,183,335             10,385,343
                                                     ============             ==========             ==========

NARRATIVE DESCRIPTION OF BUSINESS SEGMENTS

(I)      INDIVIDUAL LIFE

         The major forms of individual life insurance offered by the Company include universal life, graded premium whole life, participating whole life, term insurance, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability income riders. These products are sold by the Company's 282 multi-line exclusive agents in Alabama, Florida, Georgia, Kentucky and Tennessee.

         The Company offers its insurance through multi-line exclusive agents who also write all lines of property and casualty insurance offered by Cotton States Mutual Insurance Company ("Mutual") and its subsidiary, Shield Insurance Company ("Shield"). See Item 13 of this report for an explanation of the relationship between the Company, Mutual and Shield. Multi-line exclusive agents are under contract to the Company, Mutual and Shield, and are paid on a commission basis. The Company's multi-line exclusive agents are located in the following states:


                         NUMBER OF AGENTS
                           DECEMBER 31,
                       --------------------
                       2000            1999            STATE
                       ----            ----            -----
                         48             53            Alabama
                         24             24            Florida
                        159            164            Georgia
                         30             27            Kentucky
                         21             15            Tennessee
                        ---            ---
             TOTAL      282            283
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

         As of December 31, 2000, less than 2.9% of the Company's individual life premiums were represented by substandard risks. Substandard life insurance risks are accepted by the Company at increased rates. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain suitable reinsurance.

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

(II)     GUARANTEED ISSUE AND SIMPLIFIED ISSUE WHOLE LIFE INSURANCE

         The Company offers Guaranteed Issue and Simplified Issue whole life insurance through its multi-line agency force and approximately 3,900 independent agents. The independent agents sell these products in all states in which the Company is licensed.

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

         Sixty-two percent of CSI's brokerage revenues come from the sale of non-standard auto insurance through two carriers. Twenty percent of CSI's revenue comes from the sale of crop hail and multi-peril crop insurance through one carrier.

         CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, group life and health insurance. CSMR has contracted with approximately 3,900 independent agents to write the Company's Guaranteed Issue and Simplified Issue whole life insurance.

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

EMPLOYEES

         In addition to its principal officers, the Company shares 118 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employees' salaries, either based upon the Company's premium income in relation to the premium income of Mutual and Shield or the actual time expended on each company's affairs. The Company and its subsidiaries also have 34 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company's employees is subject to a collective bargaining agreement.

COMPETITION

         The Company operates in a highly competitive industry. It competes with a large number of stock and mutual insurance companies. Larger stock and mutual insurance companies may have a competitive advantage in that they have greater financial and human resources that enable them to offer more diversified lines of coverage and develop new products faster.

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

         2. Because the Company's agents can provide customers with coverage for all major lines of individual insurance they may utilize "account" selling. Account selling enables insureds to contact one agent regarding their total insurance needs; and

         3. The Company shares certain facilities, equipment and personnel with Mutual and Shield. The Company believes that sharing these expenses has a favorable impact on the ratio of expenses to premium income and enables the Company to enjoy economies of scale.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions are reasonably likely to result in a material loss to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         On January 1, 2001, there were approximately 1,900 shareholders of the Company's common stock. The stock (symbol "CSLI") is traded over-the-counter on the NASDAQ National Market System. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:


                                       Stock Price(1)          Dividend
                                    High           Low         Declared

2000

         First Quarter             $ 9.00          7.00          .04
         Second Quarter              8.63          7.13          .04
         Third Quarter               9.81          8.00          .04
         Fourth Quarter             11.50          8.25          .04


1999

         First Quarter             $14.50         11.75          .04
         Second Quarter             12.50         10.38          .04
         Third Quarter              12.38          9.00          .04
         Fourth Quarter             10.38          7.50          .04


(1) The prices presented above are sale prices which represent price between broker-dealers and do not include mark-ups or mark-downs or any commission to the broker-dealer. Therefore, the prices presented above do not reflect prices in actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA

                        TEN-YEAR SELECTED FINANCIAL DATA



                                               2000                1999              1998               1997               1996
                                           ------------        -----------        -----------        -----------        -----------
AS OF DECEMBER 31
Total assets                               $211,300,570        190,516,318        180,773,289        165,337,309        148,824,187
Total liabilities                          $148,566,691          5,729,241        126,282,437        115,941,296        105,910,335
Total shareholders' equity                 $ 62,733,879         54,787,077         54,490,852         49,396,013         42,913,852
Book value per share                       $       9.89               8.66               8.56               7.72               6.71
Closing price per share                    $      11.50               8.63              14.88              15.25               7.60
YEARS ENDED DECEMBER 31
Premiums                                   $ 26,816,523         23,302,097         19,935,354         17,620,184         15,400,543
Net investment income, realized
     investment gains and brokerage
     income                                $ 14,693,886         13,555,085         12,365,999         11,308,794          9,458,474
Total revenue                              $ 41,510,409         36,857,182         32,301,353         28,928,978         24,859,017
Benefits and expenses                      $ 30,657,137         26,673,847         21,916,010         20,451,884         18,735,863
Net income                                 $  7,606,215          7,327,945          7,240,585          6,304,558          4,832,577

Basic net income per share                 $       1.20               1.16               1.13                .99                .76
Diluted net income per share               $       1.18               1.14               1.10                .96                .74
Dividends per share                        $       .160               .160               .160               .126               .102


AS OF DECEMBER 31                              1995                1994              1993               1992               1991
                                           ------------        -----------        -----------        -----------        -----------
Total assets                               $139,381,979        124,412,468        116,237,515        111,133,117        102,258,764
Total liabilities                          $ 99,694,942         90,855,648         85,285,402         82,346,176         75,210,219
Total shareholders' equity                 $ 39,687,037         33,556,820         30,952,113         28,786,941         27,048,545
Book value per share                       $       6.23               5.28               5.10               4.74               4.46
Closing price per share                    $       4.80               3.63               3.20               2.77               2.77

YEARS ENDED DECEMBER 31
Premiums                                   $ 15,061,541         15,128,529         13,535,407         14,475,370         13,758,303
Net investment income, realized
     investment gains and brokerage
     income                                $  8,814,035          7,597,136          7,271,267          7,111,110          7,069,597
Total revenue                              $ 23,875,576         22,725,665         20,806,674         21,586,480         20,827,900
Benefits and expenses                      $ 18,548,121         18,333,697         18,149,664         19,122,882         19,182,874
Net income                                 $  4,070,871          3,303,024          2,435,355          2,108,597          1,292,026

Basic net income per share                 $        .64                .54                .40                .33                .21
Diluted net income per share               $        .63                .51                .39                .33                .20
Dividends per share                        $       .072               .060               .051               .068               .119


Note: All share and per share amounts have been adjusted for the following stock splits:

      October 1995                      five-for-four
      April 1997                        five-for-four
      January 1998                      three-for-two

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                             RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                2000          1999      INCREASE       1998      INCREASE
                                              -------        ------     --------      ------     --------
PREMIUMS
Guaranteed and simplified
    issue life insurance                      $ 8,107         5,843        39%         3,795         54%

Individual life insurance:
    Traditional life                            6,057         5,848         4%         5,573          5%
    Universal life                             11,759        10,805         9%         9,762         11%
                                              -------        ------        --         ------        ---
       Total individual life insurance         17,816        16,653         7%        15,335          9%
                                              -------        ------        --         ------        ---
Other Lines                                       894           806        11%            --
                                                                                                    805
       TOTAL PREMIUMS                         $26,817        23,302        15%        19,935         17%
                                              =======        ======        ==         ======        ===

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the Company's independent agency force which increased 44% to approximately 3,900 agents under contract at December 31, 2000 after increasing by 42% the previous year. This product is also distributed by the Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company's exclusive agent producers. Growth in Individual life premiums largely reflects the popularity of universal life payroll deduction products. The exclusive agency force of 282 as of December 31, 2000 compares to 283 as of the same date in 1999 and 272 in 1998.

Other premiums consist of the Company's participation in a Federally sponsored group life pool and income from a closed block of individual accident and health business.

INVESTMENT INCOME

Investment income increased 9% in 2000 and 5% in 1999 reflecting growth in the average investment portfolio. The annualized average yield increased to 7.0% compared to 6.7% for 1999 and 1998.


BROKERAGE COMMISSIONS

Exclusive agents sell products that the Cotton States Group does not underwrite (both life and property and casualty) but are provided through the Company's brokerage operations, and for which the Company receives override commission. Growth in brokerage income for the year increased 10% due primarily to increased sales of non-standard automobile policies. Brokerage commissions increased 19% in 1999 due to a new affiliation with an additional non-standard automobile insurance carrier at higher override commission rates.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:


                                                       2000                      1999                     1998
                                             -----------------------    ----------------------   ----------------------
                                             BENEFITS AND     % OF      BENEFITS AND    % OF     BENEFITS AND    % OF
                                                CLAIMS       PREMIUM       CLAIMS      PREMIUM      CLAIMS      PREMIUM
                                             ------------    -------    ------------   -------   ------------   -------
BENEFITS AND CLAIMS
(dollars in thousands)
Guaranteed and                                 $ 5,729         71%         3,358         57%        2,317         61%
    simplified issue

Individual life insurance
    Traditional life                             4,261         70%         4,305         74%        3,538         64%
    Universal life                               3,878         33%         3,136         29%        2,441         25%
                                               -------        ---         ------        ---         -----        ---
    Total individual life insurance              8,139         46%         7,441         45%        5,979         39%
                                               -------        ---         ------        ---         -----        ---

Other benefits and claims                          932        104%           901        111%          959        118%
                                               -------        ---         ------        ---         -----        ---
        TOTAL BENEFITS AND CLAIMS              $14,800         55%        11,700         50%        9,255         46%
                                               =======                    ======                    =====

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Other benefits and claims consist of participation in a Federally sponsored group life pool and benefits on a closed block of individual accident and health business.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to universal life contracts increased 10% reflecting growth in business. The annual interest rate credited to policyholders of universal life contracts was 6.2% for 2000, 1999, and 1998.

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs decreased slightly from 1999 levels as the result of the periodic adjustment of actuarial assumptions to reflect current experience. For the year 2000, this adjustment represented the slow down in amortization as a result of higher estimated future profits resulting from expected improvement in mortality levels of universal life products from initial expectations. The after tax effect on net earnings for the period ended December 31, 2000 was $429,000.

Operating expense as a percentage of premiums decreased to 28% for the year compared to 31% in 1999 and 32% in 1998. The Company continues to realize increasing cost efficiencies from recently implemented digital imaging and automated policy processing technologies.

INCOME TAX EXPENSE

The effective tax rate for 2000 was 30% compared to 28% in 1999 and 30% in 1998. The 2 percentage point increase is the result of larger pretax income relative to the allowable small life company deduction.


                                                                                  PERCENTAGE                   PERCENTAGE
                                                        2000           1999    INCREASE/DECREASE   1998     INCREASE/DECREASE
NET INCOME                                              ----           ----    -----------------   ----     -----------------
(Dollars in thousands)


      Operating income:
      Guaranteed and simplified issue                     385            853         (55)%           520          64%
                                                        -----          -----                       -----
      Individual life insurance:
           Traditional                                  1,055            765          38%            794          (4)%
           Universal life                               3,696          3,404           9%          4,209         (19)%
                                                        -----          -----         ---           -----         ---
                Total individual life insurance         4,751          4,169          14%          5,003         (17)%
                                                        -----          -----         ---           -----
      Brokerage operations                              2,235          2,044           9%          1,583          29%
                                                        -----          -----                       -----
      Other Lines                                         (49)           (80)         39%           (120)         33%
                                                        -----          -----                       -----

                Total operating income                  7,322          6,986           5%          6,986          --

      Realized gains                                      284            342         (17)%           254          35%
                                                        -----          -----                       -----

                Net Income                              7,606          7,328           4%          7,240           1%
                                                        =====          =====                       =====


Continued strong growth and cost efficiencies accounted for the increase in operating income for the year. Income from brokerage operations increased reflecting higher override commissions generated by an increased volume of business.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Premiums and investment income are the Company's major sources of cash flow used to meet its short-term and long-term cash requirements. Short-term obligations consist primarily of operating expenses and policyholder benefits. The Company has been able to meet these funding requirements out of operating cash flow.

The Company's principal long-term obligations are fixed contractual obligations incurred in the sale of its life insurance products. The premiums billed for these products are based on conservative and actuarially sound assumptions as to mortality, persistency and interest. The Company believes these assumptions will produce revenues sufficient to meet its future contractual benefit obligations and operating expenses, and provide an adequate profit margin to finance future growth without entry into the debt or equity markets.

INVESTMENTS

Since December 31, 1999, there has not been a material change in mix or credit quality of the Company's investment portfolio. All bond purchases have been available for sale and over 93% of the holdings at December 31, 2000 and 1999 are rated "A" or better. Due to the improvement in bond market conditions, the Company experienced an increase in the market value of bonds of approximately $2,471,000 for the fourth quarter and $3,299,000 year to date 2000.

MORTGAGE LOANS

The Company's mortgage loan policy limits the amounts of loans to no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:


                                                                              BOOK VALUE
          NUMBER OF LOANS                                               (DOLLARS IN THOUSANDS)
--------------------------------                                  --------------------------------
DECEMBER 31,        DECEMBER 31,                                  DECEMBER 31,        DECEMBER 31,
   2000                1999                STATE                     2000                 1999
------------       -------------           -----                  ------------        ------------

    3                    3                Alabama                    $  130                 146
    6                    6                Florida                       354                 385
   36                   47                Georgia                     1,614               2,368
   --                   --                                           ------               -----
   45                   56                                           $2,098               2,899
   ==                   ==                                           ======               =====


Two loans representing $113,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 31%.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- at December 31, 2000.

INTEREST RATE RISK

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company's fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at December 31, 2000 and December 31, 1999 had an effective duration of 4.8 years and 5.1 years, respectively.

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


                                                                                                                    HYPOTHETICAL
                                                                                                                     PERCENTAGE
                                                                                                ESTIMATED FAIR        INCREASE
                                                                                                  VALUE AFTER       (DECREASE) IN
                                                                       ESTIMATED CHANGE IN       HYPOTHETICAL       SHAREHOLDERS'
                                                  ESTIMATED VALUE        INTEREST RATES            CHANGE IN        EQUITY BEFORE
                                                 DECEMBER 31, 2000     (BP-BASIS POINTS)        INTEREST RATES          TAXES
                                                 ----------------------------------------------------------------------------------
                                                 (dollars in thousands)
Held for investment:
      U. S. Treasury securities and obligations                          200 bp decrease               1,509                N/A
      of U.S. government corporations                                    100 bp decrease               1,505                N/A
      and agencies                                    $1,501             100 bp increase               1,497                N/A
                                                                         200 bp increase               1,495

Debt securities issued by
      foreign governments                             $2,031             200 bp decrease               2,067                N/A
                                                                         100 bp decrease               2,049                N/A
                                                                         100 bp increase               2,013                N/A
                                                                         200 bp increase               1,996                N/A

Corporate securities                                 $11,682             200 bp decrease              12,207                N/A
                                                                         100 bp decrease              11,939                N/A
                                                                         100 bp increase              11,429                N/A
                                                                         200 bp increase              11,186                N/A

Available for sale:
      U.S. Treasury and obligations                                      200 bp decrease              11,079               1.32
      of U.S. government corporations                                    100 bp decrease              10,669               0.67
      and agencies                                   $10,249             100 bp increase               9,810              (0.70)
                                                                         200 bp increase               9,374              (1.39)

Corporate securities                                 $89,385             200 bp decrease              99,933              16.81
                                                                         100 bp decrease              94,659               8.41
                                                                         100 bp increase              84,362              (8.01)
                                                                         200 bp increase              79,705             (15.43)

Mortgage-backed securities                           $16,950             200 bp decrease              17,764               1.30
                                                                         100 bp decrease              17,425               0.76
                                                                         100 bp increase              16,308              (1.02)
                                                                         200 bp increase              15,606              (2.14)

Total fixed maturities                              $131,798             200 bp decrease             144,559              20.34
                                                    --------             100 bp decrease             138,246              10.28
                                                                         100 bp increase             125,419             (10.17)
                                                                         200 bp increase             119,362             (19.82)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                         Consolidated Balance Sheets


                                                                               DECEMBER 31,
                                                                    ----------------------------------
                                                                         2000                  1999
                                                                    -------------           ----------

                            ASSETS
Investments:
  Fixed maturities, held for investment, at amortized
    cost                                                            $  15,057,092           16,076,877
  Fixed maturities, available for sale, at fair value                 116,584,243          102,772,134
  Equity securities, at fair value                                      3,776,423            2,623,214
  First mortgage loans on real estate                                   2,097,616            2,898,757
  Policy loans                                                          8,841,008            8,591,609
  Short-term investments                                                3,538,856            5,494,839
  Other invested assets                                                 1,000,000            1,000,000
                                                                    -------------          -----------
     Total investments                                                150,895,238          139,457,430
Cash                                                                    2,899,048              610,695
Accrued investment income                                               2,465,951            2,232,351
Amounts receivable, principally premiums                                3,315,912            2,443,015
Amount due from reinsurers                                              4,376,910            4,038,669
Deferred policy acquisition costs                                      46,856,705           41,263,817
Other assets                                                              490,806              470,341
                                                                    -------------          -----------
                                                                    $ 211,300,570          190,516,318
                                                                    =============          ===========

             Liabilities and Shareholders' Equity
Policy liabilities and accruals:
  Future policy benefits                                            $ 132,654,587          122,605,977
  Policy claims and benefits payable                                    2,298,224            1,455,077
                                                                    -------------          -----------
     Total policy liabilities and accruals                            134,952,811          124,061,054
Federal income taxes:
  Current                                                                 576,889              670,347
  Deferred                                                              5,689,282            3,435,378
Other liabilities                                                       7,347,709            7,562,462
                                                                    -------------          -----------
     Total liabilities                                                148,566,691          135,729,241
                                                                    -------------          -----------
Shareholders' equity:
  Common stock of $1 par value. Authorized 20,000,000
    shares; issued 6,754,504 shares                                     6,754,504            6,754,504
  Additional paid-in capital                                            1,496,417            1,528,178
  Accumulated other comprehensive income (loss), net of tax            (1,715,931)          (3,466,876)
  Retained earnings                                                    60,320,092           53,732,985
  Less:
    Unearned compensation - restricted stock                             (794,276)            (362,458)
    Treasury stock, at cost (409,076 shares in 2000 and
        427,145 shares in 1999)                                        (3,326,927)          (3,399,256)
                                                                    -------------          -----------
     Total shareholders' equity                                        62,733,879           54,787,077
                                                                    -------------          -----------

                                                                    $ 211,300,570          190,516,318
                                                                    =============          ===========

See accompanying notes to consolidated financial statements.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings


                                                                         YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------
                                                                 2000              1999              1998
                                                             -----------        ----------        ----------

Revenue:
    Premiums                                                 $26,816,523        23,302,097        19,935,354
    Net investment income                                     10,090,780         9,252,370         8,787,048
    Realized investment gains                                    405,933           474,628           364,735
    Brokerage commissions                                      4,197,173         3,828,087         3,214,216
                                                             -----------        ----------        ----------
              Total revenue                                   41,510,409        36,857,182        32,301,353
                                                             -----------        ----------        ----------

Benefits and expenses:
    Benefits and claims                                       14,800,123        11,699,850         9,254,807
    Interest credited                                          5,198,089         4,736,078         4,456,965
    Amortization of deferred policy acquisition costs          3,214,110         3,041,566         1,809,619
    Operating expenses                                         7,444,815         7,196,353         6,394,619
                                                             -----------        ----------        ----------
              Total benefits and expenses                     30,657,137        26,673,847        21,916,010
                                                             -----------        ----------        ----------

              Income before Federal income taxes              10,853,272        10,183,335        10,385,343
                                                             -----------        ----------        ----------

Federal income taxes:
    Current                                                    2,114,917         1,764,630         1,546,986
    Deferred                                                   1,132,140         1,090,760         1,597,772
                                                             -----------        ----------        ----------
              Total Federal income taxes                       3,247,057         2,855,390         3,144,758
                                                             -----------        ----------        ----------

              Net income                                     $ 7,606,215         7,327,945         7,240,585
                                                             ===========         =========         =========

Basic income per share of
    common stock                                             $      1.20              1.16              1.13
                                                             ===========         =========         =========

Diluted income per share of
    common stock                                             $      1.18              1.14              1.10
                                                             ===========         =========         =========

Weighted-average number of shares used in computing income per share:

    Basic                                                      6,345,687         6,341,393         6,410,345
                                                             ===========         =========         =========
    Diluted                                                    6,466,069         6,444,202         6,562,370
                                                             ===========         =========         =========

See accompanying notes to consolidated financial statements.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity


                                                                                  YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------------
                                                                        2000                  1999               1998
                                                                    ------------           ---------           ---------

Common stock - balance at beginning and
   end of year                                                      $  6,754,504           6,754,504           6,754,504
                                                                    ------------           ---------           ---------
Additional paid-in capital:
   Balance at beginning of year                                        1,528,178           1,478,639           1,283,745
   Treasury shares issued (acquired)                                     (83,304)            (91,286)              9,894
   Tax benefit arising from issuance of
     restricted stock                                                     51,543             140,825             185,000
                                                                    ------------           ---------           ---------
   Balance at end of year                                              1,496,417           1,528,178           1,478,639
                                                                    ------------           ---------           ---------
Accumulated other comprehensive income (loss):
   Balance at beginning of year                                       (3,466,876)          1,779,920           1,285,556
                                                                    ------------           ---------           ---------
   Change in unrealized gains (losses):
     Unrealized gains (losses) during year                             3,313,133          (9,637,850)            848,053
     Deferred (taxes) benefit                                         (1,126,466)          3,276,869            (288,338)
     Deferred acquisition cost adjustment                               (435,722)          1,114,185             (65,351)
                                                                    ------------           ---------           ---------
     Other comprehensive income (loss)                                 1,750,945          (5,246,796)            494,364
                                                                    ------------           ---------           ---------
   Balance at end of year                                             (1,715,931)         (3,466,876)          1,779,920
                                                                    ------------           ---------           ---------
Retained earnings:
   Balance at beginning of year                                       53,732,985          47,420,827          41,204,889
   Net income                                                          7,606,215           7,327,945           7,240,585
   Dividends of $.16 per share in 2000,
     $.16 in 1999, and $.16 in 1998                                   (1,019,108)         (1,015,787)         (1,024,647)
                                                                    ------------           ---------           ---------
   Balance at end of year                                             60,320,092          53,732,985          47,420,827
                                                                    ------------           ---------           ---------

Unearned compensation - restricted stock:
   Balance at beginning of year                                         (362,458)           (317,860)           (188,850)
   Shares awarded                                                       (490,964)           (353,004)           (381,306)
   Compensation expense recorded                                          59,146             308,406             252,296
                                                                    ------------           ---------           ---------
   Balance at end of year                                               (794,276)           (362,458)           (317,860)
                                                                    ------------           ---------           ---------
Treasury stock:
   Balance at beginning of year                                       (3,399,256)         (2,625,178)         (1,132,681)
   Cost of shares purchased (24,000 in 2000,
     75,000 in 1999 and 89,354 shares in 1998)                          (145,945)         (1,007,156)         (1,581,678)
   Cost of shares issued (49,910 shares in 2000,
     43,502 shares in 1999 and 50,267 shares in 1998)                    218,274             233,078              89,181
                                                                    ------------           ---------           ---------
   Balance at end of year                                             (3,326,927)         (3,399,256)         (2,625,178)
                                                                    ------------           ---------           ---------

             Total shareholders' equity                             $ 62,733,879          54,787,077          54,490,852
                                                                    ============          ==========          ==========

See accompanying notes to consolidated financial statements.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                                                   YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------------------
                                                                         2000                 1999                1998
                                                                     ------------           ---------           ---------

Cash flows from operating activities:
    Net income                                                       $  7,606,215           7,327,945           7,240,585
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Increase in policy liabilities and accruals                   10,891,757          10,182,099           7,851,348
         (Increase) in deferred policy acquisition costs               (6,028,610)         (5,079,456)         (5,172,476)
         Change in liability for income taxes                           1,054,461           1,820,865           1,845,101
         Decrease (Increase) in amounts receivable
                 and amounts recoverable from reinsurers               (1,211,138)         (1,441,681)            578,902
         Decrease (Increase) in amounts due affiliates                   (466,547)            188,462            (241,389)
         Decrease (Increase) in deferred compensation accruals           (133,818)            141,321             111,535
         Decrease (Increase) in unearned policy charges                   (51,501)            117,790             428,383
         Other, net                                                        94,936             102,251             314,551
                                                                     ------------          ----------         -----------
                   Net cash provided by operating
                     activities                                        11,755,755          13,359,596          12,956,540
                                                                     ------------         -----------         -----------

Cash flows from investing activities:
    Purchase of fixed maturities available for sale                   (20,141,334)        (27,539,338)        (31,232,770)
    Purchase of equity securities                                      (2,636,020)         (3,236,452)                 --
    Purchase of other invested assets                                          --                  --          (1,000,000)
    Sale of fixed maturities available for sale                         3,403,849           8,059,060          14,950,214
    Sale of equity securities                                           1,496,638             704,605                  --
    Proceeds from maturities of fixed maturities
       held for investment                                              1,010,000             500,000           1,500,000
    Proceeds from maturity and redemption of
       fixed maturities available for sale                              6,154,391           7,751,371           8,090,844
    First mortgage loans originated                                            --            (178,000)                 --
    Principal collected on first mortgage loans                           801,141             810,971             684,234
    Net increase in policy loans                                         (249,399)           (435,857)           (179,649)
    Other, net                                                           (232,568)            (36,186)           (185,567)
                                                                     ------------         -----------         -----------
                   Net cash used in investing activities              (10,393,302)        (13,599,826)         (7,372,694)
                                                                     ------------         -----------         -----------

Cash flows from financing activities:
    Cash dividends paid                                                (1,019,108)         (1,015,787)         (1,024,647)
    Purchase of treasury stock                                           (145,945)         (1,007,156)         (1,581,678)
    Stock issued under executive compensation plans                       134,970             233,078              99,075
                                                                     ------------         -----------         -----------
                   Net cash used in financing activities               (1,030,083)         (1,789,865)         (2,507,250)
                                                                     ------------         -----------         -----------
                   Net increase (decrease) in cash and
                     cash equivalents                                     332,370          (2,030,095)          3,076,596

Cash and cash equivalents:
    Beginning of year                                                   6,105,534           8,135,629           5,059,033
                                                                     ------------         -----------         -----------
    End of year                                                      $  6,437,904           6,105,534           8,135,629
                                                                     ============         ===========         ===========
Supplemental disclosures of cash paid during
    the year - income taxes                                          $  2,156,832           1,034,326           1,299,657
                                                                     ============         ===========         ===========

See accompanying notes to consolidated financial statements.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

                Consolidated Statements of Comprehensive Income


                                                                      YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                             2000               1999               1998
                                                         -----------          ---------          ---------

Net income                                               $ 7,606,215          7,327,945          7,240,585
                                                         -----------          ---------          ---------

Other comprehensive income (loss) before tax:
   Unrealized gains (losses) on securities
     available for sale                                    3,283,343         (8,998,293)         1,147,437
   Reclassification adjustment for realized gains
          included in net earnings                          (405,933)          (474,628)          (364,735)
                                                         -----------          ---------          ---------
             Total other comprehensive income
               (loss) before tax                           2,877,410         (8,523,665)           782,702

   Income tax expense (benefit) related to items
     of other comprehensive income (loss)                  1,126,466         (3,276,869)           288,338
                                                         -----------          ---------          ---------
             Other comprehensive income (loss),
               net of tax                                  1,750,944         (5,246,796)           494,364
                                                         -----------          ---------          ---------

             Total comprehensive income                  $ 9,357,159          2,081,149          7,734,949
                                                         ===========          =========          =========

See accompanying notes to consolidated financial statements.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which vary in certain respects from reporting practices prescribed or permitted by the Insurance Department of the State of Georgia. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deem to be acutely sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from estimates.

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

                  RECOGNITION OF PREMIUMS

                  Premiums on traditional life and accident and health insurance policies are recognized as income when due. Premiums on universal life policies are recognized when earned.

                  FUTURE POLICY BENEFITS

                  Future policy benefits on traditional individual life insurance policies are computed using a net level premium method based upon various assumptions as to investment yields, withdrawals, morbidity, and mortality. Future policy benefits on universal life insurance policies and annuities represent the contract's accumulated account value.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


                  DEFERRED POLICY ACQUISITION COSTS

                  The costs of acquiring most new individual life business are deferred and amortized with interest over the premium-paying period of the related policies. For traditional life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract's annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $9,313,000 in 2000, $8,121,000 in 1999, and
                  $6,982,000 in 1998.

                  CASH AND CASH EQUIVALENTS

                  For purposes of presenting its statements of cash flows, the Company considers all short-term investments to be cash equivalents. Short-term investments have original maturity dates of less than three months.

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

                  Investments deemed to have a loss in value which is other than temporary are written down to their fair value. Unrealized gains and losses on fixed maturities available for sale are excluded from earnings and are reported within shareholders' equity as a component of accumulated other comprehensive income, net of deferred taxes and amounts attributable to the Company's universal life and annuity products.

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

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


                  EARNINGS PER SHARE

                  Basic earnings per share are based on the weighted-average number of common shares outstanding adjusted for the following stock split effected in the form of a stock dividend.

                        January 20, 1998            Three-for-two

                  The following table summarizes information relating to the calculation of basic and diluted earnings per share of common stock:


                                                                 YEARS ENDED DECEMBER 31,
                           -------------------------------------------------------------------------------------------------
                                        2000                              1999                             1998
                           -------------------------------    -----------------------------     ----------------------------
                             INCOME             SHARES          INCOME           SHARES           INCOME          SHARES
                           (NUMERATOR)       (DENOMINATOR)    (NUMERATOR)     (DENOMINATOR)     (NUMERATOR)    (DENOMINATOR)
                           -----------       -------------    -----------     -------------     -----------    -------------

   Data for Basic
   EPS calculation         $7,606,215         6,345,687       $7,327,945         6,341,393      $7,240,585       6,410,345
       Effect of dilutive
         securities:
         Options                   --             2,655               --            35,953              --          70,768
         Restricted stock          --           117,727               --            66,856              --          81,257
                           ----------         ---------       ----------         ---------      ----------       ---------
   Data for Diluted
   EPS calculation         $7,606,215         6,466,069       $7,327,945         6,444,202      $7,240,585       6,562,370
                           ==========         =========       ==========         =========      ==========       =========


                  RECENT ACCOUNTING PRONOUNCEMENTS

                  Financial Accounting Standards Board ("FASB") SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, is effective for years beginning January 1, 2001. The standard requires that all derivatives be recorded as an asset or liability, at fair value, regardless of the purpose or extent for holding the derivative. If a derivative is not utilized as a hedge, all gains and losses from the change in the derivative's estimated fair value are recognized in earnings. All gains and losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivative financial instruments, the adoption of SFAS No. 133, as amended, will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                  Effective January 1, 2001, the State of Georgia adopted the National Association of Insurance Commissioner's Codification of Statutory Accounting Practices. Management has reviewed the impact on the Company's statutory surplus and has determined that the codification standards will not have a material impact.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998



(2)      INVESTMENTS

         The amortized cost and estimated fair values of investments in debt and equity securities as of December 31, 2000 and 1999 are as follows:


                                                                            2000
                                            -------------------------------------------------------------------
                                                                  GROSS             GROSS            ESTIMATED
                                              AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                                COST              GAINS             LOSSES             VALUE
                                            -----------         ----------        ----------         ----------

Held for investment:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies             $  1,499,749            1,661               --          1,501,410
    Debt securities issued by
      foreign governments                      1,997,221           33,509               --          2,030,730
    Corporate securities                      11,560,122          139,103           17,437         11,681,788
                                            ------------        ---------        ---------         ----------

           Total                            $ 15,057,092          174,273           17,437         15,213,928
                                            ============        =========        =========        ===========

Available for sale:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies             $ 10,070,642          233,263           55,365         10,248,540
    Corporate securities                      93,023,780          932,663        4,570,878         89,385,565
    Mortgage-backed securities                16,718,625          245,121           13,608         16,950,138
                                            ------------        ---------        ---------         ----------

           Total                            $119,813,047        1,411,047        4,639,851        116,584,243
                                            ============        =========        =========        ===========

Equity securities                           $  3,671,233          506,060          400,870          3,776,423
                                            ============        =========        =========        ===========


                                                                            1999
                                            -------------------------------------------------------------------
                                                                  GROSS             GROSS            ESTIMATED
                                              AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                                COST              GAINS             LOSSES             VALUE
                                            -----------         ----------        ----------         ----------

Held for investment:
    U.S. Treasury securities and
      obligations of U.S. government
      corporations and agencies             $  1,498,783          4,502               --          1,503,285
    Debt securities issued by
      foreign governments                      1,994,887         20,793               --          2,015,680
    Corporate securities                      12,583,207         62,364          188,767         12,456,804
                                            ------------        -------        ---------        -----------

           Total                            $ 16,076,877         87,659          188,767         15,975,769
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
                                            ============        =======        =========        ===========

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


         The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            AMORTIZED           ESTIMATED
                                                              COST              FAIR VALUE
                                                           ------------        -----------
          Held for investment:
              Due in one year or less                      $  3,502,899          3,523,740
              Due after one year through five years          11,554,193         11,690,188
                                                           ------------        -----------

                     Total                                 $ 15,057,092         15,213,928
                                                           ============        ===========

          Available for sale:
              Due in one year or less                      $  1,002,815            959,080
              Due after one year through five years          30,989,249         30,078,890
              Due after five years through 10 years          39,830,947         38,648,905
              Due after 10 years                             31,271,411         29,947,230
              Mortgage-backed securities                     16,718,625         16,950,138
                                                           ------------        -----------

                     Total                                 $119,813,047        116,584,243
                                                           ============        ===========


         Bonds with amortized cost of $1,852,000 at December 31, 2000 were on deposit with state regulatory authorities in accordance with statutory requirements.

         Realized and unrealized gains and losses on investments for the years ended December 31, were as follows:


                                                              2000                1999               1998
                                                          -----------         -----------         ----------
        Realized gains (losses) on sales and
           redemptions of investments:
              Fixed maturities available for sale:
                Gross gains                               $    92,433             263,967            388,844
                Gross losses                                   (9,213)               (822)           (24,109)
                                                          -----------         -----------          ---------
                   Net realized gains                          83,220             263,145            364,735
                                                          -----------         -----------          ---------

              Equity securities:
                Gross gains                                   450,315             244,159                 --
                Gross losses                                 (127,602)            (32,676)                --
                                                          -----------         -----------          ---------
                   Net realized gains                         322,713             211,483                 --
                                                          -----------         -----------          ---------
                   Total                                      405,933             474,628            364,735
                                                          -----------         -----------          ---------
        Changes in unrealized gains (losses):
            Fixed maturities held for investment              257,944            (946,135)           340,823
            Fixed maturities available for sale             3,299,306          (9,729,213)           848,053
            Equity securities                                  13,827              91,363                 --
                                                          -----------         -----------          ---------
                   Net unrealized gains (losses)            3,571,077         (10,583,985)         1,188,876
                                                          -----------         -----------          ---------

                   Total realized and unrealized
                     gains (losses)                       $ 3,977,010         (10,109,357)         1,553,611
                                                          ===========         ===========          =========

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998




         Details of net investment income are as follows:


                                                   2000              1999             1998
                                                -----------        ---------        ---------
Investment income:
    Fixed maturities held for investment        $ 1,052,274        1,104,486        1,181,695
    Fixed maturities available for sale           8,063,799        7,241,794        6,619,801
    Equity securities                                36,582            8,140               --
    First mortgage loans                            192,450          259,558          333,870
    Policy loans                                    616,130          600,219          576,800
    Short-term investments                          319,935          283,324          355,820
                                                -----------        ---------        ---------
           Total investment income               10,281,170        9,497,521        9,067,986

    Less investment expenses                        190,390          245,151          280,938
                                                -----------        ---------        ---------

           Net investment income                $10,090,780        9,252,370        8,787,048
                                                ===========        =========        =========

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

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998



                  The estimated fair values and carrying value of the Company's financial instruments at December 31, 2000 and 1999 are the same except for investment securities which are detailed in footnote (2) and mortgage loans as follows:


                                        MORTGAGE LOANS
                                 ----------------------------
                                 CARRYING             FAIR
                                  AMOUNT              VALUE
                                ----------          ---------
           2000                 $2,097,616          2,126,289
           1999                 $2,898,757          2,909,318

(4)      FUTURE POLICY BENEFITS AND REINSURANCE

         The composition of future policy benefits, and the significant assumptions used in their development, are as follows:


                                     FUTURE POLICY                                  ASSUMPTIONS
                                       BENEFITS           --------------------------------------------------------------------
                                ---------------------      YEARS
       LINE OF BUSINESS           2000         1999       OF ISSUE   INTEREST RATES        MORTALITY               WITHDRAWALS
       ----------------         --------     --------     --------   --------------        ---------               -----------
                                 (DOLLARS IN THOUSANDS)

       Life:
         Individual            $  3,632        3,932      l956-65     4%                  l955-60 Basic Table      Company
                                                                                          Select and Ultimate      experience

         Individual               8,059        8,353      l966-79     6.5% -  5%(A)       Same as above            Same as above

         Individual               5,498        5,447      l980-88     7.5% -  6%(A)       l965-70 Basic Table      Same as above
                                                                                          Select and Ultimate

         Individual              19,748       14,845      1989-00     7.5% -  6%(A)       1975-80 Basic Table      Same as above
                                                                                          Select and Ultimate

         Individual               4,611        4,392      Various     3.5% -  2.5%        Statutory                Same as above

         Annuities and                                                                    Accumulated              Same as above
            universal life       91,071       85,599      Various     6.25% - 4.5%        account value

       Group                          5            5      Various     --                  Unearned premiums        --
                               ---------     -------
                                132,624      122,573

       Accident and health -
         Individual                  31           33      Various     3%                  --                       --
                               --------      -------

             Total future
               policy
               benefits        $132,655      122,606
                               ========      =======

         (A)      Interest rates are graded to the ultimate rate in 25 years.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


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

         The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:


                                            2000                1999                 1998
                                       ------------          -----------         ----------
        Premiums:
            Direct premiums            $ 30,346,024          26,554,116          22,813,996
            Reinsurance assumed             766,213             667,688             672,153
            Reinsurance ceded            (4,295,714)         (3,919,707)         (3,550,795)
                                       ------------         -----------         -----------

                   Net premiums        $ 26,816,523          23,302,097          19,935,354
                                       ============         ===========         ===========


        Benefits and claims:
            Reinsurance assumed        $    751,279             660,555             662,918
                                       ============         ===========         ===========
            Reinsurance ceded          $  4,230,022           4,381,820           2,966,909
                                       ============         ===========         ===========

(5)      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 2000 and 1999 is composed of the tax-effected temporary differences related to the following amounts:


                                                        2000              1999
                                                    -----------        ----------

Deferred tax assets:
    Fixed maturities available for sale             $ 1,097,793         2,219,557
    Life insurance reserves                           5,840,261         5,145,152
    Unearned mortality and expense charges              860,596           854,378
    Postretirement health benefits liability             84,945            95,673
    Deferred compensation                               145,834           191,332
    Other, net                                          280,477           205,445
                                                    -----------        ----------
           Total deferred tax assets                  8,309,906         8,711,537
                                                    -----------        ----------

Deferred tax liabilities:
    Equity securities                                    35,765            31,064
    Deferred policy acquisition costs                13,808,705        12,001,739
    Due and unpaid premiums                              95,963            80,717
    Other, net                                           58,755            33,395
                                                    -----------        ----------
           Total deferred tax liabilities            13,999,188        12,146,915
                                                    -----------        ----------

           Net deferred tax liability               $ 5,689,282         3,435,378
                                                    ===========        ==========

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


         SFAS No. 109, Accounting for Income Taxes specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled "policyholders' surplus" created by Federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled "shareholders' surplus." The balance in the "policyholders' surplus" account at December 31, 2000 was $4,203,000.

         The balance in the "shareholders' surplus" account at December 31, 2000 was $50,571,000. The Company does not anticipate any of the "policyholders' surplus" account becoming taxable in the foreseeable future.

         In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that all of its deferred tax assets are realizable. Therefore, no valuation allowance was established at December 31, 2000, 1999, and 1998.

         Federal income tax expense is less than amounts determined by multiplying earnings before Federal income taxes by the Federal tax rate of 35%. The reason for such difference and the tax effect of each are as follows:


                                                        2000                1999               1998
                                                     -----------         ----------         ----------

        Federal income tax expense at
            statutory rate                           $ 3,798,645          3,564,167          3,634,870
        Special deductions available to small
            Life insurance companies                    (559,193)          (572,553)          (584,724)
        Surtax exemption                                 (92,163)           (87,946)           (92,581)
        Other, net                                        99,768            (48,278)           187,193
                                                     -----------         ----------         ----------

                   Total Federal income taxes        $ 3,247,057          2,855,390          3,144,758
                                                     ===========         ==========         ==========

(6)      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company has a plan which provides for postretirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company accrues benefits on a current basis and the plan is not funded. The components of the net periodic postretirement benefit cost for the years ended December 31 are as follows:


                                                                     2000          1999            1998
                                                                   -------        -------         -------

        Service cost                                               $ 2,575            394             439
        Interest cost                                                9,634         12,541          13,808
        Amortization of unrecognized gain                          (12,209)       (12,609)         (9,425)
                                                                   -------        -------         -------

                   Net periodic postretirement benefit cost        $    --            326           4,822
                                                                   =======        =======         =======

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999, and 1998

         The following tables set forth the plan's funded status, reconciles the amounts shown in the Company's balance sheet, and reconciles the accumulated postretirement benefit obligation at December 31, 2000 and 1999:

                                                                      2000             1999
                                                                    ---------        --------
           Accumulated postretirement benefit obligation:
               Retirees                                             $ 141,832         126,767
               Other active participants                               10,676           9,538
                                                                    ---------        --------
           Accumulated postretirement benefit
               obligation in excess of plan assets                    152,508         136,305

           Unrecognized net gain                                       97,330         145,087
                                                                    ---------        --------

           Accrued postretirement benefit liability                 $ 249,838         281,392
                                                                    =========        ========

           Accrued postretirement benefit liability
               at beginning of year                                 $ 281,392         302,178
           Net periodic cost                                               --             326
           Amounts paid by Company                                    (31,554)        (21,112)
                                                                    ---------        --------
           Accrued postretirement benefit liability
               at end of year                                       $ 249,838         281,392
                                                                    =========        ========

           Accumulated postretirement benefit obligation
               at beginning of year                                 $ 136,305         162,417
           Service cost                                                 2,575             394
           Interest cost                                                9,634          12,541
           Amounts paid by Company                                    (31,554)        (21,112)
           Actuarial  loss (gain)                                      35,548         (17,935)
                                                                    ---------        --------
           Accumulated postretirement benefit obligation
               at end of year                                       $ 152,508         136,305
                                                                    =========        ========

         The postretirement benefit obligation was determined by application of the terms of the plan using various actuarial assumptions. Health care costs are projected to increase at annual rates of 5% in 2000 and thereafter. A 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 31, 2000 by approximately $5,896 and the service and interest cost components of the net periodic postretirement benefit cost for 2000 by approximately $457. A 1% annual decrease in these assumed cost trends would decrease the accumulated postretirement benefit obligation at December 31, 2000 by approximately $5,312 and the service and interest components of the net periodic postretirement benefit cost by $412. The assumed discount rate used in determining the accumulated postretirement obligation was 7.50% at December 31, 2000 and 7.75% at December 31, 1999.

(7)      TRANSACTIONS WITH AFFILIATES

         Cotton States Mutual Insurance Company ("Mutual"), through its wholly owned subsidiary, Shield Insurance Company ("Shield"), controls approximately 33% of the Company's outstanding common stock. Most officers and directors of the Company hold similar positions with these affiliates.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999, and 1998

         Certain general expenses are allocated to the Company from its affiliates. These expenses, such as salaries, advertising, rents, etc., represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company's premium. Expenditures allocated to the Company amounted to $3,386,739 in 2000, $2,957,431 in 1999, and $2,779,136 in 1998. At December 31, 2000 and 1999, the
         Company owed Mutual $393,926 and $507,187, respectively.

         The Company expensed pension costs of $61,645 in 2000, $63,354 in 1999, and $36,148 in 1998 and 401(k) matching costs of $43,838 in 2000,
         $36,451 in 1999, and $42,805 in 1998.

         Rent for use of software of $106,000 in 2000, 1999, and 1998, has been charged to the affiliated companies.

(8)      STOCK-BASED COMPENSATION

         The Company has various stock option plans for the Company's officers and key employees, as well as directors. The Company accounts for its various stock-based compensation as expense, recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

         Under the employee plan, options may be granted to purchase up to 937,500 shares of the Company's common stock at a per share price of not less than 100% of fair market value at date of grant. Under the directors' plan, options are granted based on the level of directors' fees at a per share price of 50% of fair market value at date of grant. The employee and directors' options have a term of 10 years and are not subject to any vesting requirements. The weighted-average remaining contractual life on options outstanding at December 31, 2000 is four years. The weighted-average grant date fair value of options granted during 2000, 1999, and 1998 was $8.78, $16.19, and $15.81, respectively. A summary of options follows:

                                              2000                   1999                 1998
                                      ---------------------  ---------------------  -------------------
                                                  WEIGHTED-              WEIGHTED-             WEIGHTED-     ALL YEARS
                                                  AVERAGE                AVERAGE               AVERAGE        RANGE OF
                                                  EXERCISE               EXERCISE              EXERCISE       EXERCISE
                                      OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS     PRICE          PRICES
                                      -------     ---------  -------     ---------  -------    ---------     -----------
           Shares under option         70,535     $ 4.41      91,544     $ 3.82     107,673     $ 3.32     $ 1.92 - 7.63
           Options exercisable         70,535       4.41      91,544       3.82     107,673       3.32       1.92 - 7.63
           Options granted             17,541       4.13       8,736       7.44       8,949       7.63       1.92 - 7.63
           Options exercised           38,550       2.96      24,865       2.96      29,400       2.96           2.96
                                       ======                 ======                =======                  ===========

         In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight-line method over the vesting period of the awards. The Company awarded 63,225, 29,298, and 23,258 shares of restricted stock under such plans during 2000, 1999, and 1998, respectively. The weighted-average grant date fair value of such shares was $7.04, $11.41, and $15.53, respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was $57,000, $308,000, and $252,000, in 2000, 1999, and,
         1998, respectively.

         In accordance with APB Opinion No. 25, $125,000, $373,000, and $320,000, in compensation expense has been recorded in 2000, 1999, and 1998, respectively, for the various stock option and restricted stock awards granted in 2000, 1999, and 1998. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, the Company's net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999, and 1998

                                                        YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                2000             1999             1998
                                             -----------       ---------       ---------
           Net income:
               As reported                   $ 7,606,215       7,327,945       7,240,585
               Pro forma                       7,545,989       7,272,938       7,215,424

           Basic net income per share:
               As reported                          1.20            1.16            1.13
               Pro forma                            1.19            1.15            1.13

           Diluted net income per share:
               As reported                          1.18            1.14            1.10
               Pro forma                            1.17            1.13            1.10

         The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of five years for options and seven years for restricted stock awarded in 1999 and 1998, and three years for restricted stock awarded in 2000, expected dividend yield of 2.10% for 2000 grants and 1.35% for all other years, risk-free interest rate of 5.0% for 2000, 5.50% for 1999, and 1998, and an expected volatility of 58% for 2000 grants, 52% for 1999 grants, and 67% for 1998 grants.

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

         Net income and shareholders' equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 2000 is as follows:

                                                2000             1999             1998
                                             -----------      ----------      ----------
           Statutory net income              $ 8,109,372       2,686,569       3,071,087

           Statutory shareholders' equity    $33,330,254      28,607,689      27,736,410

         The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the expressed permission of the Georgia Insurance Department is obtained. Dividend payments to shareholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 2000 was approximately $29,000,000. The excess of retained earnings determined in accordance with GAAP over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to approximately $8,100,000 in 2001 without approval.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999, and 1998

(10)     LITIGATION

         The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999, and 1998

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

                                                                 2000              1999            1998
                                                             ------------      -----------      -----------
           Individual life insurance:
                Premiums                                     $ 17,816,354       16,653,463       15,334,599
                Net investment income                           9,403,578        8,837,008        8,461,988
                Realized investment gains                         160,104          254,052          358,000
                                                             ------------      -----------      -----------
                      Total revenue                            27,380,036       25,744,523       24,154,587

                Policyholder benefits                          13,337,303       12,173,031       10,429,767
                Operating expenses                              7,103,512        7,525,275        6,292,769
                                                             ------------      -----------      -----------
                      Total benefits and expenses              20,440,815       19,698,306       16,722,536
                                                             ------------      -----------      -----------
                   Operating profit                             6,939,221        6,046,217        7,432,051
                                                             ------------      -----------      -----------

           Guaranteed and simplified life insurance:
                Premiums                                        8,106,634        5,843,177        3,794,585
                Net investment income                             540,200          316,301          159,182
                Realized investment gains                           9,670            9,093            6,735
                                                             ------------      -----------      -----------
                      Total revenue                             8,656,504        6,168,571        3,960,502
                Policyholder benefits                           5,728,786        3,358,022        2,317,006
                Operating expenses                              2,368,914        1,616,158          890,787
                                                             ------------      -----------      -----------
                      Total benefits and expenses               8,097,700        4,974,180        3,207,793
                                                             ------------      -----------      -----------

                   Operating profit                               558,804        1,194,391          752,709
                                                             ------------      -----------      -----------

           Brokerage:
                Brokerage commissions                           4,197,173        3,828,087        3,214,216
                Net investment income                             147,003           99,061           62,698
                Realized investment gains                         236,160          211,483          103,180
                                                             ------------      -----------      -----------
                      Total revenue                             4,580,336        4,138,631        3,380,094
                Operating expenses                              1,154,992        1,086,777        1,006,605
                                                             ------------      -----------      -----------

                   Operating profit                             3,425,344        3,051,854        2,373,489
                                                             ------------      -----------      -----------

           Combined operating profit                           10,923,369       10,292,462       10,558,249
           Group life insurance and individual
                 accident and health results                      (70,097)        (109,127)        (172,906)
                                                             ------------      -----------      -----------

           Income before Federal income taxes                $ 10,853,272       10,183,335       10,385,343
                                                             ============      ===========      ===========

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
COTTON STATES LIFE INSURANCE COMPANY:

We have audited the accompanying consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



    /s/KPMG LLP
    KPMG LLP
    Atlanta, Georgia
    February 21, 2001

MANAGEMENT'S REPORT TO SHAREHOLDERS OF COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

The accompanying consolidated financial statements for Cotton States Life Insurance Company and subsidiaries (the "Company") were prepared by management, which is responsible for the objectivity and integrity of these statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, where appropriate, are based on management's best estimates and judgements. Other financial data about the Company contained in this annual report is consistent with that presented in the consolidated financial statements.

The Company's consolidated financial statements have been audited by independent auditors, KPMG LLP. Their role is to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and render an independent and professional opinion on management's consolidated financial statements. The auditors' report on the Company's consolidated financial statements appears on the previous page.

The Board of Directors, through its audit committee composed of outside directors, monitors management's financial reporting. The independent auditors have direct access to the audit committee and meet with the committee periodically to discuss the scope of each audit, the results of the audit and other matters which they believe should be brought to the committee's attention.



           /s/   J. Ridley Howard          /s/  Roger W. Fisher                /s/  William J. Barlow
           ----------------------          --------------------                ----------------------
           J. Ridley Howard                Roger W. Fisher                      William J. Barlow, CPA
           Chairman of the Board,          Senior Vice President                Vice President/Controller
           President and Chief             Chief Financial Officer and          and Assistant Treasurer
           Executive Officer               Treasurer

QUARTERLY RESULTS

The following is a summary of the unaudited quarterly results of operations for the three years ended December 31, 2000.

=========================================================================================================================

2000 quarter ended                                     March 31            June 30         September 30       December 31

-------------------------------------------------------------------------------------------------------------------------
Premiums                                              $6,125,550          6,384,463          6,772,298          7,534,212
Net investment income, realized
  investment gains and brokerage income               $3,425,803          3,621,825          3,542,674          4,103,584
                                                      ----------         ----------         ----------         ----------
Total revenue                                         $9,551,353         10,006,288         10,314,972         11,637,796
                                                      ----------         ----------         ----------         ----------
Benefits and expenses                                 $7,127,072          7,056,698          7,353,474          9,119,893
                                                      ----------         ----------         ----------         ----------
Net income                                            $1,523,615          2,061,165          2,124,910          1,896,525
                                                      ===================================================================
=========================================================================================================================
Basic income per share of common stock                $      .24                .32                .34                .30
Diluted income per share of common stock              $      .24                .31                .33                .29

=========================================================================================================================

1999 quarter ended                                     March 31            June 30         September 30       December 31

-------------------------------------------------------------------------------------------------------------------------
Premiums                                              $5,356,327          5,632,482          5,813,507          6,499,781
Net investment income, realized
  investment gains and brokerage income               $3,289,533          3,078,423          3,460,705          3,726,424
                                                      ----------         ----------         ----------         ----------
Total revenue                                         $8,645,860          8,710,905          9,274,212         10,226,205
                                                      ----------         ----------         ----------         ----------
Benefits and expenses                                 $6,829,999          6,316,498          6,555,077          6,972,273
                                                      ----------         ----------         ----------         ----------
Net income                                            $1,207,422          1,681,506          2,103,386          2,335,631
                                                      ==========         ==========         ==========         ==========
=========================================================================================================================
Basic income per share of common stock                $      .19                .26                .33                .37
Diluted income per share of common stock              $      .19                .26                .32                .36

=========================================================================================================================

1998 quarter ended                                     March 31            June 30         September 30       December 31

-------------------------------------------------------------------------------------------------------------------------
Premiums                                              $4,632,037          4,872,303          5,165,923          5,265,091
Net investment income, realized
  investment gains and brokerage income               $2,909,654          2,969,254          3,213,171          3,273,920
                                                      ----------         ----------         ----------         ----------
Total revenue                                         $7,541,691          7,841,557          8,379,094          8,539,011
                                                      ----------         ----------         ----------         ----------
Benefits and expenses                                 $5,305,058          5,655,469          5,635,458          5,320,025
                                                      ----------         ----------         ----------         ----------
Net income                                            $1,556,251          1,572,097          2,023,381          2,088,856
                                                      ==========         ==========         ==========         ==========
=========================================================================================================================
Basic income per share of common stock                $      .25                .25                .31                .33
Diluted income per share of common stock              $      .24                .24                .30                .32

=========================================================================================================================

Note - Failure of individual quarterly income per share to total annual income per share results from the computation of weighted average number of shares on an individual quarterly basis. Income per share amounts have been adjusted January 1998 three-for-two stock split.

The fourth quarter results for the three years include participation in federally sponsored group pools as follows:

                                                        2000           1999             1998
                                                        ----           ----             ----

==============================================================================================
Premiums                                              $766,213        667,688          672,153
Benefits                                              $751,279        660,555          662,918

==============================================================================================

See previous discussion on Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

TERMS EXPIRING 2001 ANNUAL MEETING - NOMINATED FOR RE-ELECTION

--------------------------------------------------------------------------------
J. RIDLEY HOWARD
Director Since 1989
Age 53

Since 1998, Mr. Howard has been the Chairman of the Board of Directors of the Company, Mutual, CSI, CSMR and Shield. He has served as President and Chief Executive Officer since 1989. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee of the Board of Directors of the Company.

--------------------------------------------------------------------------------
CAROL D. CHERRY
Director Since 1996
Age 53

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

--------------------------------------------------------------------------------
DARRELL D. PITTARD
Director Since 2001
Age 52

Since November 2000, Mr. Pittard has been the Managing Partner, Chairman and Chief Executive Officer of Currahee Bridge Development, LLC, a mixed-use resort development on Lake Hartwell, Georgia. From January 2000 through November 2000, Mr. Pittard served as Executive Vice President, Branch Banking and Trust. From 1993 through 1999, Mr. Pittard was Chairman and Chief Executive Officer of Premier Bancshares. Mr. Pittard is also a member of the Board of Directors of Mutual, and Branch Banking and Trust Company, an affiliate of BB&T Corporation.

--------------------------------------------------------------------------------

TERMS EXPIRING 2002 ANNUAL MEETING

--------------------------------------------------------------------------------
GAYLORD O. COAN
Director Since 1995
Age 65

Since 1995, Mr. Coan has been Chief Executive Officer of Gold Kist, Inc., where he also serves as the Chairman of the Management Executive Committee. Mr. Coan is Chairman of the Executive Committee and serves as a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Coan also is a member the Board of Directors of Mutual, SunTrust Banks of Georgia, Inc., SunTrust Bank, Atlanta, Archer-Daniels-Midland Company, and 1st Ag.

--------------------------------------------------------------------------------
E. JENNER WOOD, III
Director Since 1991
Age 49

Since October 2000, Mr. Wood has been President, SunTrust Bank, Atlanta. Prior to his current position, Mr. Wood has been Executive Vice President, Trust and Investment Services, of SunTrust Banks, Inc., a position he held from October 1993 to October 2000. Mr. Wood was the Executive Vice President, Trust and Investment Management, of SunTrust Bank, Atlanta prior to October, 1993. Mr. Wood is Chairman of the Audit Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also is a member of the Board of Directors of Mutual, CSI, Oxford Industries and Crawford & Company.

--------------------------------------------------------------------------------
MATHEWS D. SWIFT
Director Since 1997
Age 53

Since 1998, Mr. Swift has been the President and Chief Operating Officer of W.
C. Bradley Co., Real Estate Division and President of Developers-Investors, Inc., a subsidiary of W. C. Bradley Co. From 1986 to 1997, Mr. Swift was the Vice President and General Manager of W. C. Bradley Co., Real Estate Division. Mr. Swift serves as a member of the Audit Committee and the Investment Committee of the Board of Directors. Mr. Swift also is a member of the Board of Directors of Mutual, CSMR, Swift-Illges Foundation, Northstar Industries, Inc., and serves as a director of the Advisory Board of Columbus Bank & Trust Company, an affiliate of Synovus Financial Corporation.

--------------------------------------------------------------------------------

TERMS EXPIRING 2003 ANNUAL MEETING

--------------------------------------------------------------------------------
ROBERT C. McMAHAN
Director Since 1987
Age 60

Since 1994, Mr. McMahan has been President and Chief Executive Officer of Golden Point Group, Inc. Mr. McMahan was President and CEO of Fernbank, Inc., d/b/a Fernbank Museum of Natural History through November, 1994. Mr. McMahan was Vice Chairman of First Union National Bank of Georgia through September 1993. Mr. McMahan was Chairman, Chief Executive Officer and a director of DF Southeastern Inc., prior to January 15, 1993 and of Decatur Federal Savings & Loan Association prior to March 1, 1993, and was President of each entity prior to April, 1989. Mr. McMahan is Chairman of the Compensation Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. McMahan also is a member of the Board of Directors of Mutual, CSMR, First Union National Bank of Georgia, Golden Point Group, Inc., Media Team Link, Inc., and Integration Solutions Group, LLC.

--------------------------------------------------------------------------------
THOMAS A. HARRIS
Director Since 1995
Age 52

Since 1987, Mr. Harris has been the President and Chief Executive Officer of Merchant Capital Investments, Inc., a Montgomery, Alabama investment and merchant banking firm. Mr. Harris is Chairman of the Investment Committee and a member of the Executive Committee and the Audit Committee of the Board of Directors of the Company. Mr. Harris also serves on the Board of Directors of Mutual, Corral Southeast, and the Capital Partnership.

--------------------------------------------------------------------------------

There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election or appointment.

OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

         During 2000, the Board of Directors held four meetings. Each Director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board's committees, and the number of meetings held by each committee during 2000 is presented below.

AUDIT COMMITTEE

         The Audit Committee annually reviews and recommends to the Board of Directors the certified public accounting firm to be engaged as independent auditors of the Company for the next calendar year. Management is responsible for the Company's internal controls, financial reporting process and compliance with the laws and regulations and ethical business standards. The independent accountants are responsible for performing an independent audit of the financial statements and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes. Each member of the Audit Committee is independent, as such term is defined under applicable NASD rules. During 2000, the Audit Committee held three meetings.

COMPENSATION COMMITTEE

         The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 2000, the Compensation Committee held three meetings.

INVESTMENT COMMITTEE

         The Investment Committee reviews the Company's investments and advises the Board of Directors with respect to such investments. During 2000, the Investment Committee held four meetings.

EXECUTIVE COMMITTEE

         The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act, including the nomination of directors. During 2000, the Executive Committee held five meetings.

IDENTIFICATION OF EXECUTIVE OFFICERS

         The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:

                                           YEAR ELECTED
      NAME                   AGE           AS AN OFFICER         POSITION OR OFFICE
      ----                   ---           -------------         ------------------
J. Ridley Howard             53                1984              Chairman of the Board/President
                                                                 and Chief Executive Officer

Robert L. Fincher            58                1979              Senior Vice President

Roger W. Fisher              48                2000              Senior Vice President, Chief Financial Officer/Treasurer

Norma Y. Christopher         51                1987              Vice President and Actuary

         J. Ridley Howard was elected Chairman of the Board of Directors of the Company, Mutual, Shield, CSI, and CSMR, effective January 1, 2000. Mr. Howard continues to hold the offices of President and Chief Executive Officer of the Company, Mutual, Shield, CSI, and CSMR, which he has held since 1989.

         Robert L. Fincher holds the office of Senior Vice President with the Company, Mutual and Shield, and has held that position during the previous five years.

         Roger W. Fisher holds the office of Senior Vice President, Chief Financial Officer and Treasurer with the Company, Mutual, Shield, CSI, and CSMR, which he has held since April 2000. Mr. Fisher previously served as Senior Vice President at Horace Mann Educators Group from 1998 through March 2000. From 1995 through 1997, Mr. Fisher was Vice President-Controller at Horace Mann Educators Group.

         Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                                       ---------------------------------
                                                   ANNUAL COMPENSATION(1)
                                            --------------------------------------
NAME AND                                                                                 RESTRICTED         ALL OTHER
PRINCIPAL POSITION                          YEAR          SALARY           BONUS       STOCK AWARDS(2)   COMPENSATION(3)
------------------                          ----         --------         --------     ---------------   ---------------

=========================================================================================================================
J. Ridley Howard                            2000         $ 46,873         $104,700         $253,037         $  735
  CEO                                       1999           42,370           83,723          203,015            558
                                            1998           32,400          115,255          205,145            513

Robert L. Fincher                           2000         $ 26,818         $ 51,303         $ 79,046         $  735
  Senior Vice President                     1999           24,697           40,612           50,875            558
                                            1998           18,630           57,405           60,108            513

Roger W. Fisher(4)                          2000         $ 16,548               --         $ 73,088             --
  Senior Vice President,                    1999               --               --               --             --
  CFO/Treasurer                             1998               --               --               --             --

Norma Y. Christopher                        2000         $123,000         $ 21,987         $ 13,698         $5,976
  Vice President and Actuary                1999          117,500           18,744           10,895          5,000
                                            1998          111,000           24,920           11,799          5,700

(1) The salaries of certain executive officers of the Company are prorated among the Company, Mutual and Shield, based upon the premium income of each entity. Ms. Christopher's compensation is allocated entirely to the Company. Total compensation of the Company's executive officers for 2000 from all affiliated corporations was $1,619,938 of which the Company paid $713,206.

(2) The aggregate restricted stock holdings at the end of 2000 for Messrs. Howard, Fincher, and Fisher were 63,656 18,581, and 17,386 shares with values of $732,042, $213,681, and $199,939 respectively, based upon the value of the Company's Common Stock at December 31, 2000. Dividends on stock awards are paid at the same rate as paid to all share owners.

(3) This amount equals the Company's 401(k) matching contribution, which is allocated on the same prorated basis as salaries.

(4)      Mr. Fisher joined the Company in April 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND
                          FISCAL YEAR END OPTION VALUES

         The following table shows stock options exercised by the named executive officer during 2000, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable options as of December 31, 2000. Also reported are the values for "In-the-Money" options, which represent the positive spread between the exercise price of any such existing options and the year end price of the Common Stock of the Company.

                                                                           NUMBER OF
                                                                           SECURITIES           VALUE OF
                                                                           UNDERLYING          UNEXERCISED
                                                                           UNEXERCISED        IN-THE-MONEY
                                    NUMBER OF          VALUE               OPTIONS AT         OPTIONS AT
                                     SHARES           REALIZED              12/31/00           12/31/00
                                   ACQUIRED ON          UPON               EXERCISABLE/       EXERCISABLE/
NAME                                EXERCISE          EXERCISE            UNEXERCISABLE      UNEXERCISABLE
----------------------------------------------------------------------------------------------------------
J. Ridley Howard                      10,769         $   52,256                0/0              $ 0/0

Robert L. Fincher                     22,887         $  111,059                0/0              $ 0/0

Roger W. Fisher                            0         $        0                0/0              $ 0/0

Norma Y. Christopher                   4,894         $   23,748                0/0              $ 0/0

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

                  PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN INCOME ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

  FINAL AVERAGE REMUNERATION FROM
   THE COMPANY AND MUTUAL FOR THE                             YEARS OF SERVICE WITH THE
        HIGHEST FIVE YEARS                                       COMPANY AND MUTUAL
  -------------------------------   ---------------------------------------------------------------------------
                                       15               20               25              30               35
                                    -------          -------         --------         --------         --------
             $125,000                27,128           36,171           45,213           54,256           54,886

             $150,000                33,378           44,504           55,630           66,756           67,136

             $175,000                39,628           52,837           66,047           79,256           79,386

             $200,000                45,878           61,171           76,463           91,756           91,756

             $225,000                52,128           69,504           87,880          104,256          104,256

             $250,000                58,378           77,837           97,297          116,756          116,756

             $300,000                70,878           94,504          118,130          141,756          141,756

             $350,000                83,378          111,171          139,963          166,756          166,756

             $400,000                95,878          127,837          159,797          191,756          191,756

             $450,000               108,378          144,504          180,630          216,756          216,756

             $500,000               120,878          161,171          201,463          241,756          241,756

         The benefits reflected in the preceding table are in addition to an employee's social security benefits. The Company has allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

         Officers named in the summary Compensation Table have been credited with the following years of service: J. Ridley Howard, 19 years; Roger W. Fisher, 1 year; Robert L. Fincher, 39 years; and Norma Y. Christopher, 13 years.

         The estimated annual retirement benefits under the plans for all executive officers of the Company as a group from the participating companies aggregate $362,456. This estimate assumes no change from 2000 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

         The Company is allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

INCENTIVE SAVINGS PLAN

         The Company participates in the Cotton States Incentive Savings and Investment 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company's Plan. The 401(k) Plan is open to all employees who have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2% to 10% of their compensation to the 401(k) Plan. The Company makes its matching contribution based only on the first 6% of an employee's compensation, which is not to exceed a maximum contribution of $10,500 per employee. The match is based on the return on equity of the sponsoring companies. The Company's contribution will not be less than 20% nor more than 60% of the employees contribution eligible for matching. Employees are fully vested in the Company's contribution after five years of service. Employees are not permitted to withdraw their account before age 59 1/2 except in the event of death, disability, termination of employment or financial hardship.

INCENTIVE STOCK OPTIONS

         The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMR (the "ISO Plan"). During 2000, no options were granted under the ISO Plan.

         During 2000, 38,550 options were exercised pursuant to the ISO Plan. At December 31, 2000, there were no options outstanding.

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

         A total of 281,250 shares of Company common stock is reserved for issuance under the DSOP (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). The Company has granted 56,118 options under the DSOP, including 17,541 options to be granted automatically at the 2001 Annual Meeting. Upon the exercise of an option, the Company will issue authorized but previously unissued shares.

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

PERFORMANCE SHARE AWARDS PLAN

         The Company has a Performance Share Awards Plan (the "PAR Plan"). The PAR Plan is designed to reward employees of the Company, its subsidiaries and affiliates for services performed on behalf of the Company, to stimulate employees' efforts on behalf of the Company, to encourage such employees to remain with the Company, and to provide them with an ownership interest in the common stock of the Company. The Board believes the PAR Plan will be beneficial to the Company and its shareholders by encouraging and enabling employees to have a personal financial stake in the Company.

         The PAR Plan authorizes the Compensation Committee of the Board of Directors to grant awards of shares of common stock of the Company to employees of the Company designated by the Compensation Committee. The Compensation Committee may grant performance share awards in shares of the common stock if the performance of the Company, or any subsidiary, division or affiliate of the Company selected by the Compensation Committee meets certain goals established by the Compensation Committee during an award period. The Compensation Committee would determine the goals, the maximum payment value of an award, and the length of an award. In order to receive payment, a recipient of a performance share award must remain in the employ of the Company until the completion of the award period.

         An aggregate of 281,250 shares of common stock of the Company are subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. The Company has granted 211,870 shares under the PAR Plan of which 0 vested in 2000. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.

         Awards granted under the PAR Plan provide the recipients with the right to acquire shares of Common Stock as follows:

         NUMBER OF SHARES       DATE GRANTED        EARLIEST VESTING        LATEST VESTING
         ----------------       ------------        ----------------        --------------
              23,256               2/25/98               2/23/01               2/23/05
              29,298               2/24/99               2/24/02               2/24/06
              63,225               2/22/00               2/23/03               2/23/07

As of December 31, 2000, the following executive officers had been granted awards to receive shares pursuant to the PAR Plan:

                                         NUMBER OF SHARES VESTED
                NAME 1                     INCLUDING DIVIDENDS           NUMBER OF SHARES UNVESTED
                ------                   -----------------------         -------------------------
         J. Ridley Howard                          0                                63,656

         Robert L. Fincher                         0                                18,581

         Roger W. Fisher                           0                                17,386

         Norma Y. Christopher                      0                                 3,480

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

COMPENSATION OF DIRECTORS

         During 2000, no director of the Company received any remuneration from the Company in his capacity as a director except for fees, or options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors' and committee meetings. No director received cash compensation in excess of $23,600 for his services as a director during 2000. Each director, other than J. Ridley Howard is paid an annual stipend of $7,000. Mr. Howard did not receive an annual stipend in 2000. In addition, each director was paid $850 plus travel expenses for each meeting of directors and $700 for each committee meeting of directors attended. Each committee member, other than J. Ridley Howard, receives an additional $1,400 as an annual stipend and each committee chairman receives $2,000 as an annual stipend. The aggregate directors' fees for 2000 totaled $171,390. There were no retirement benefits accrued or set aside during the year for any director for his services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $11,000 annually for periods ranging from 15 years to life after the date of retirement. In February, 2000, the Board of Directors eliminated the retirement stipends for any director retiring after that date.

         In addition to the director compensation payable by the Company as disclosed above, directors who are not employees of the Company are eligible to participate in the Directors' Discounted Stock Option Plan ("DSOP") which was approved by the shareholders of the Company at the 1996 annual meeting. The DSOP, which is administered by the Compensation Committee, permits the grant of stock options to directors of the Company who are not employees of the Company at an exercise price less than market value at the date of grant as an alternative to the payment of retainer and meeting fees in cash to the directors. Fractional shares are paid in cash. During 2000, directors of the Company deferred fees in exchange for remuneration in the form of stock options in lieu of cash as follows:

                                                            OPTION                OPTIONS
                                        FEES               PRICE PER               TO BE              EXPIRATION
NAME                                  DEFERRED               SHARE                GRANTED                DATE
----                                  --------             ---------              -------              ---------
Cherry, Carol D                       $  9,050               $4.313                2,259               01/02/11
Coan, Gaylord O                       $ 22,900               $4.313                5,307               01/02/11
Harris, Thomas A                      $ 11,800               $4.313                2,733               01/02/11
McMahan, Robert C                     $ 20,100               $4.313                4,983               01/02/11
Swift, Mathews D                      $  9,050               $4.313                2,259               01/02/11

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5% of the Company's common stock, as of December 31, 2000. Except as noted below, the Company believes that each of the persons or entities listed has sole investment and voting power with respect to the shares included in the table.

                                                                                              PERCENT
NAME AND ADDRESS                                     NUMBER OF SHARES OWNED(1)                OF CLASS
----------------                                     -------------------------                --------
Shield Insurance Company                                    2,102,385(2)                         33.1
244 Perimeter Center Parkway
Atlanta, Georgia  30346

Marvin Schwartz                                               477,982                             7.5
605 Third Avenue
New York, New York 10158

Fidelity Management & Research Company,
  a wholly owned subsidiary of
  FMR Corporation
82 Devonshire Street
Boston, Massachusetts 02109                                   572,300                             9.0

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

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information about beneficial ownership of the Company's common stock of each director and executive officer of the Company and directors and officers as a group as of December 31, 2000. All shares are owned outright without shared voting and investment power except as set forth below.

NAME OF BENEFICIAL OWNER:                                   AMOUNT AND NATURE OF
DIRECTORS                                                   BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------------                                   --------------------    ----------------
Carol D. Cherry                                                     675(1)                *

Gaylord O. Coan                                                     500(2)                *

Thomas A. Harris                                                  5,187(3)                *

J. Ridley Howard                                                 81,994(4)                1.3

Robert C. McMahan                                                 2,109(5)                *

Darrell D. Pittard                                                1,000                   *

Mathews D. Swift                                                    875(6)                *

E. Jenner Wood, III                                               1,405                   *

EXECUTIVE OFFICERS

Robert L. Fincher                                                32,459(7)                *

Roger W. Fisher                                                  10,000(8)                *

Norma Y. Christopher                                             16,503(9)                *

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (10)
(15 persons)                                                    166,134                   2.6

(*)      Less than 1% not applicable

(1) Does not include options to acquire 4,628 shares previously granted or options to acquire 2,259 shares to be granted automatically at the 2001 Annual Meeting under the DSOP.

(2) Does not include options to acquire 13,056 shares previously granted or options to acquire 5,307 shares to be granted automatically at the 2001 Annual Meeting under the DSOP.

(3) Does not include options to acquire 8,157 shares previously granted or options to acquire 2,733 shares to be granted automatically at the 2001 Annual Meeting under the DSOP.

(4) Does not include 63,656 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(5) Does not include options to acquire 8,911 shares previously granted or options to acquire 4,983 shares to be granted automatically at the 2001 Annual Meeting under the DSOP.

(6) Does not include options to acquire 3,825 shares preciously granted or options to acquire 2,259 shares to be granted automatically at the 2001 Annual Meeting under the DSOP.

(7) Does not include 18,581 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(8) Does not include 17,386 shares plus accrued dividends awarded under the PAR plan that have not vested.

(9) Does not include 3,480 shares plus accrued dividends awarded under the PAR plan that have not vested.

(10) Does not include 115,779 shares plus accrued dividends awarded under the PAR Plan that have not vested which would increase the percentage of outstanding shares for all officers and directors as a group to 4.4%. Also does not include options to acquire 38,578 shares previously granted or options to acquire 17,541 shares to be granted automatically at the 2001 Annual Meeting under the DSOP.

CHANGES IN CONTROL

         None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Shield, which is wholly owned by Mutual, owns 2,102,385 shares or 33.1% of the outstanding common stock of the Company. See Item 12.

         Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $3,386,739 in 2000. See Item 1.

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

         Gaylord O. Coan, a director of the Company, serves as a director of SunTrust Banks, Inc. E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Bank, Atlanta. SunTrust Banks, Inc. received fees from the Company in 2000 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 2000 for investment and custodial services and leases of computer hardware.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The following consolidated financial statements and independent auditors' report are incorporated by reference to Part II, Item 8 of this report:

           Independent Auditors' Report
           Consolidated Balance Sheets, December 31, 2000 and 1999 Consolidated Statements of Earnings, Years ended
                December 31, 2000, 1999 and 1999
           Consolidated Statements of Shareholders' Equity, Years ended
                December 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows, Years ended
                December 31, 2000, 1999 and 1998
           Consolidated Statements of Comprehensive Income, Years ended
                December 31, 2000, 1999 and 1998
           Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules and independent auditors' report thereon are included herein:

           Independent Auditors' Report on Financial Statement Schedules
           Schedule I - Consolidated Summary of Investments,
             December 31, 2000
           Schedule IV - Reinsurance, Years ended December 31, 2000,
             1999 and 1998
           Schedule V - Supplementary Insurance Information, Years ended December 31, 2000, 1999 and 1998

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

3.2 Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 95074227).

10.1.1   Amended and Restated Directors' Discounted Stock Option Plan
         (incorporation by reference to Exhibit 10.1.1 to the Registrant's
         Annual Report on form 10-K for the year ended December 31, 1999, File
         No. 2-39729).

10.2     Performance Shares Awards Plan (incorporated by reference to Exhibit
         10.2 to the Registrant's Registration Statement on Form S-8,
         Registration No. 333-00795).

10.3.1 Amended and Restated 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1999, File No. 2-39729).

10.3.2   Form of Incentive Stock Option Agreement pursuant to the 1983 Incentive
         Stock Option Plan (incorporated by reference to Exhibit 10.3.2 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1999, File No. 2-39729).

21.      Subsidiaries of the Registrant.

         All other exhibits are omitted as the required documents are inapplicable.

REPORT ON FORM 8-K

         No report on Form 8-K was filed for the fourth quarter of 2000.

THE BOARD OF DIRECTORS AND SHAREHOLDERS
COTTON STATES LIFE INSURANCE COMPANY

Under date of February 21, 2001, we reported on the consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. Those consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/KPMG LLP
KPMG LLP
Atlanta, Georgia

February 21, 2001

                                                                      SCHEDULE I

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED SUMMARY OF INVESTMENTS
                                DECEMBER 31, 2000

                                                                                                            Amount at Which
                                                                                            Fair             Shown on the
Type of Investments                                                   Cost                 Value             Balance Sheet
-------------------                                              -------------          ------------        ----------------
Fixed maturities, held for investment:
    Bonds:
       United States government and government
         agencies and authorities                                $   1,499,749             1,501,410             1,499,749
       Foreign governments                                           1,997,221             2,030,730             1,997,221
       Public utilities                                              3,345,212             3,336,596             3,345,212
       All other corporate bonds                                     8,214,910             8,345,192             8,214,910
                                                                 -------------          ------------          ------------

         Total fixed maturities held for investment                 15,057,092            15,213,928            15,057,092

Fixed maturities, available for sale:
    Bonds:
       United States government and government
         agencies and authorities                                   26,789,267            27,198,678            27,198,678
       Foreign governments                                           2,870,498             3,049,680             3,049,680
       Public utilities                                             15,472,632            15,007,510            15,007,510
       All other corporate bonds                                    74,680,650            71,328,375            71,328,375
                                                                 -------------          ------------          ------------

         Total fixed maturities available for sale                 119,813,047           116,584,243           116,584,243

Equity securities                                                    3,671,233             3,776,423             3,776,423

First mortgage loans on real estate                                  2,097,616             2,126,289             2,097,616

Policy loans                                                         8,841,008             8,841,008             8,841,008

Short-term investments                                               3,538,856             3,538,856             3,538,856

Other investments                                                    1,000,000             1,000,000             1,000,000
                                                                 -------------          ------------          ------------

        Total investments                                        $ 154,018,852           151,080,747           150,895,238
                                                                 =============          ============          ============

See accompanying independent auditors' report.

                                                                     SCHEDULE IV

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                                       PERCENTAGE
                                                                CEDED TO           ASSUMED                             OF AMOUNT
                                              GROSS               OTHER           FROM OTHER            NET             ASSUMED
                                             AMOUNT             COMPANIES        COMPANIES(1)         AMOUNT           TO NET(1)
                                         --------------       -------------      ------------       -------------      ----------
YEAR ENDED DECEMBER 31, 2000

     Life insurance in force             $4,794,431,000       1,251,895,000       780,840,000       4,223,376,000         18.1
                                         --------------       -------------       -----------       -------------         ----

     Premiums:
         Life insurance                      30,194,291           4,264,239           766,213          26,696,265
         Accident/health insurance              151,733              31,475                --             120,258
                                         --------------       -------------       -----------       -------------
               Total                     $   30,346,024           4,295,714           766,213          26,816,523
                                         ==============       =============       ===========       =============


YEAR ENDED DECEMBER 31, 1999

     Life insurance in force             $4,444,114,000       1,113,206,000       733,058,000       4,063,966,000         18.0
                                         --------------       -------------       -----------       -------------         ----

     Premiums:
         Life insurance                  $   26,382,782           3,886,199           667,688          23,164,271
         Accident/health insurance              171,334              33,508                --             137,826
                                         --------------       -------------       -----------       -------------
               Total                     $   26,554,116           3,919,707           667,688          23,302,097
                                         ==============       =============       ===========       =============


YEAR ENDED DECEMBER 31, 1998             $4,130,933,000       1,013,619,000       725,749,000       3,843,063,000         18.9
                                         --------------       -------------       -----------       -------------         ----

     Life insurance in force

     Premiums:
         Life insurance                  $   22,636,479           3,507,295           672,153          19,801,337
         Accident/health insurance              177,517              43,500                --             134,017
                                         --------------       -------------       -----------       -------------
               Total                     $   22,813,996           3,550,795           672,153          19,935,354
                                         ==============       =============       ===========       =============

(1) All reinsurance assumed results from participation in Federally sponsored group pools.

See accompanying independent auditors' report.

                                                                      SCHEDULE V

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                           DECEMBER 31, 2000 AND 1999

                                  DEFERRED                               POLICY
                                   POLICY             FUTURE           CLAIMS AND
                                 ACQUISITION          POLICY            BENEFITS
                                   COSTS             BENEFITS           PAYABLE
                                ------------        -----------        ----------
Segment

At December 31, 2000

         Individual             $ 46,856,705        132,612,776        2,083,581
         Group                            --             41,811          214,643
                                ------------        -----------        ---------
              Total             $ 46,856,705        132,654,587        2,298,224
                                ============        ===========        =========
At December 31, 1999

         Individual             $ 41,263,817        122,562,510        1,249,914
         Group                            --             43,467          205,163
                                ------------        -----------        ---------
              Total             $ 41,263,817        122,605,977        1,455,077
                                ============        ===========        =========

See accompanying independent auditors' report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY

J. Ridley Howard             02/21/01               Roger W. Fisher      02/21/01           William J. Barlow       02/21/01
-------------------------------------               ------------------------------          ---------------------------------
                               DATE                                         DATE                                       DATE
Chairman of the Board of Directors/                 Senior Vice President                   Vice President/Controller
President and Chief Executive Officer               Chief Financial Officer and             and Assistant Treasurer
                                                    Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Carol Cherry                                02/21/01            Robert McMahan                              02/21/01
----------------------------------------------------            ----------------------------------------------------
Director                                      DATE              Director                                      DATE



Gaylord Coan                                 2/21/01            Darrell Pittard                             02/21/01
----------------------------------------------------            ----------------------------------------------------
Director                                      DATE              Director                                      DATE



Thomas Harris                               02/21/01            Mathews Swift                               02/21/01
----------------------------------------------------            ----------------------------------------------------
Director                                      DATE              Director                                      DATE



J. Ridley Howard                            02/21/01            Jenner Wood, III                            02/21/01
----------------------------------------------------            ----------------------------------------------------
Director                                      DATE              Director                                      DATE