Form 10-Q
period 2001-03-31
COTTON STATES LIFE INSURANCE CO /
filed 2001-05-14
CIK 25118

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

Commission File Number 2-39729

                      COTTON STATES LIFE INSURANCE COMPANY
                      -------------------------------------
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

YES [X] NO [ ]

The Registrant as of March 31, 2001, has 6,345,428 shares of common stock outstanding.

                      COTTON STATES LIFE INSURANCE COMPANY

                                    FORM 10Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                                        PAGE

PART  1 - FINANCIAL INFORMATION

Item 1.       Financial Statements
              Independent Auditors' Review Report.........................................1
              Consolidated Condensed Balance Sheets as of
              March 31, 2001 and December 31, 2000........................................2
              Consolidated Summary of Earnings for the
              Three Months Ended March 31, 2001 and 2000..................................3
              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000 .................................4
              Consolidated Statements of Comprehensive Income
              For the Three Months Ended March 31, 2001 and 2000..........................5
              Notes to Unaudited Consolidated Financial Statements........................6

Item 2.       Management's Discussion and Analysis of Consolidated Financial
              Condition and Results of Operations.........................................8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.................13

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..........................................................13
Item 2.       Changes in Securities and Use of Proceeds..................................13
Item 3.       Defaults Upon Senior Securities............................................13
Item 4.       Submission of Matters to a Vote of Security Holders........................13
Item 5.       Other Information..........................................................13
Item 6.       Exhibits and Reports on Form 8-K...........................................13

SIGNATURES...............................................................................13

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
COTTON STATES LIFE INSURANCE COMPANY, INC.:

We have reviewed the consolidated balance sheet of Cotton States Life Insurance Company, Inc. as of March 31, 2001, and the related consolidated summary of earnings and statements of cash flows and comprehensive income for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the accompanying consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 21, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             /S/  KPMG  LLP

May 9, 2001
Atlanta, Georgia

                   ITEM I - CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated statements have been prepared by management. In management's opinion, all adjustments and reclassifications necessary for a fair statement of financial position at March 31, 2001 and December 31, 2000 and the results of operations for the three months ended March 31, 2001 and 2000 have been made.

                      COTTON STATES LIFE INSURANCE COMPANY
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                             (Amounts in Thousands)

                                                                            2001              2000
                                                                         ----------        ----------
                                                                         (unaudited)

ASSETS
Investments
      Fixed maturities, held for investment, at amortized
           cost (fair value $15,414 in 2001 and
           $15,214 in 2000)                                              $   15,055            15,057
      Fixed maturities, available for sale, at fair value
           (amortized cost $124,119 in 2001 and
           $119,813 in 2000)                                                123,796           116,584
      Equity securities, at fair value (cost $3,673 in 2001
            and $3,671 in 2000)                                               3,272             3,776
      First mortgage loans on real estate                                     1,988             2,098
      Policy loans                                                            9,071             8,841
      Short-term investments                                                  5,044             3,539
      Other invested assets                                                   1,000             1,000
                                                                         ----------        ----------
                    TOTAL INVESTMENTS                                       159,226           150,895
                                                                         ----------        ----------

      Cash                                                                       --             2,899
      Accrued investment income                                               2,148             2,466
      Premiums receivable                                                     2,605             3,316
      Reinsurance receivable                                                  4,560             4,377
      Deferred policy acquisition costs                                      48,088            46,857
      Other assets                                                              487               491
                                                                         ----------        ----------
                                                                         $  217,114           211,301
                                                                         ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

      Policy liabilities and accruals:
           Future policy benefits                                           135,666           132,655
           Policy and contract claims                                         2,861             2,298
      Federal income taxes                                                    6,945             6,266
      Other liabilities                                                       6,839             7,348
                                                                         ----------        ----------
                    TOTAL LIABILITIES                                       152,311           148,567
                                                                         ----------        ----------

      Shareholders' equity:
           Common Stock                                                       6,755             6,755
           Additional paid-in capital                                         1,496             1,496
           Accumulated other comprehensive loss                                (397)           (1,716)
           Retained earnings                                                 61,086            60,320
           Less:
                Unearned compensation-restricted stock                         (810)             (794)
                Treasury stock, at cost, (409 shares in
                2001 and 2000)                                               (3,327)           (3,327)
                                                                         ----------        ----------
                    TOTAL SHAREHOLDERS' EQUITY                               64,803            62,734
                                                                         ----------        ----------

                                                                         $  217,114           211,301
                                                                         ==========        ==========

See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                   Unaudited Consolidated Summary of Earnings
                  Three months ending March 31, 2001 and 2000
                  (Amounts in thousands, except per share data)

                                                            Three months ended
                                                                March 31,
                                                           2001           2000
                                                          -------        -------

Revenue:
     Premiums                                             $ 7,031          6,126
     Investment income                                      2,549          2,402
     Realized investment gains                                  9            117
     Brokerage commissions                                    903            907
                                                          -------        -------

            TOTAL REVENUE                                  10,492          9,552
                                                          -------        -------

Benefits and expenses:
     Benefits and claims                                    4,718          3,118
     Interest credited                                      1,217          1,268
     Amortization of policy acquisition costs                 928            853
     Operating expenses                                     2,032          1,889
                                                          -------        -------

            TOTAL BENEFITS AND EXPENSES                     8,895          7,128
                                                          -------        -------

     Income before income tax expense                       1,597          2,424

     Income tax expense                                       576            901
                                                          -------        -------

NET INCOME                                                $ 1,021          1,523
                                                          =======        =======

 Basic income per share of common stock
          Operating income                                $  0.16           0.23
                                                          =======        =======
          Net Income                                      $  0.16           0.24
                                                          =======        =======

Diluted income per share of common stock
          Operating income                                $  0.16           0.23
                                                          =======        =======
          Net income                                      $  0.16           0.24
                                                          =======        =======

Weighted average number of shares
     used in computing income per share

          Basic                                             6,345          6,346
                                                          =======        =======
          Diluted                                           6,520          6,467
                                                          =======        =======

Operating income excludes realized gains, net of tax
See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                   Three months ending March 31, 2001 and 2000

                                                                                2001            2000
                                                                              --------        --------

Cash flows from operating activities:
      Net income                                                              $  1,021           1,523
      Adjustments to reconcile net income to net
         cash provided from operating activities:
            Increase in policy liabilities and accruals                          3,574           2,319
            (Increase) in deferred policy acquisition costs                     (1,535)         (1,400)
            Increase (decrease) in liability for income taxes                     (137)            533
            Increase (decrease) in amounts receivable and
               amounts due from reinsurers                                         528             (95)
            (Decrease) increase in amounts payable to affiliates                  (254)            694
            Other, net                                                             160            (109)
                                                                              --------        --------

      Net cash provided from operating activities                                3,357           3,465
                                                                              --------        --------

Cash flows from investing activities:
      Purchase of fixed maturities available for sale                          (15,470)         (7,859)
      Purchase of equity securities                                             (1,214)         (1,107)
      Sale of equity securities                                                  1,212             514
      Proceeds from maturities of fixed
         maturities held for investment                                             --             500
      Proceeds from maturity and redemption of fixed
         maturities available for sale                                          11,149           2,059
      Principal collected on first mortgage loans                                  110             254
      Net increase in policy loans                                                (230)            (27)
      Other, net                                                                   (53)            (59)
                                                                              --------        --------

      Net cash used in investing activities                                     (4,496)         (5,725)
                                                                              --------        --------

Cash flows from financing activities:
      Cash dividends paid                                                         (255)           (255)
      Purchase of Treasury Stock                                                    --            (146)
      Stock issued under executive compensation plans                               --             135
                                                                              --------        --------

      Net cash used by financing activities                                       (255)           (266)
                                                                              --------        --------

Net (decrease) in cash and cash equivalents:                                    (1,394)         (2,526)

Cash and cash equivalents:
      Beginning of period                                                        6,438           6,106
                                                                              --------        --------

      END OF PERIOD                                                           $  5,044           3,580
                                                                              ========        ========

See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
            Unaudited Consolidated Statements of Comprehensive Income
                   Three Months ending March 31, 2001 and 2000
                             (Amounts in thousands)

                                                             Three months ended
                                                                  March 31,

                                                            2001            2000
                                                          --------        --------

Net income:                                               $  1,021           1,523
      Other comprehensive income (loss),
         before tax:
      Unrealized gains on securities
         available for sale                                  2,144             538
      Reclassification adjustment for realized
         (gains) included in net income                         (9)           (117)
                                                          --------        --------

            TOTAL OTHER COMPREHENSIVE INCOME
                BEFORE TAX                                   2,135             421
                                                          --------        --------

      Income tax expense related to
         items of other comprehensive income                   816             135
                                                          --------        --------

      Other comprehensive income
         net of tax                                          1,319             286
                                                          --------        --------

            TOTAL COMPREHENSIVE INCOME                    $  2,340           1,809
                                                          ========        ========

See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and balances are eliminated in the consolidation.

The consolidated financial statements for the three months ended March 31, 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, is effective for years beginning January 1, 2001. The standard requires that all derivatives be recorded as an asset or liability, at fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains and losses from the change in the derivative's estimated fair value are recognized in earnings. All gains and losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivative financial instruments, the adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Total revenue and operating income by business segment are as follows:

                                                           Three Months Ended
                                                               March 31,
                                                         (Dollars in thousands)

                                                           2001          2000
                                                          ------        ------

Individual life insurance:
       Premiums                                           $4,571         4,322
       Other revenue                                       2,365         2,254
                                                          ------        ------
            Total revenue                                 $6,936         6,576
                                                          ======        ======

       Operating income                                   $  489           967
                                                          ======        ======

Guaranteed and simplified issue life insurance:
       Premiums                                           $2,460         1,804
       Other revenue                                         172           107
                                                          ------        ------
            Total revenue                                 $2,632         1,911
                                                          ======        ======

       Operating income                                   $   88            53
                                                          ======        ======

Brokerage:
       Commission income                                  $  903           907
       Other revenue                                          21           158
                                                          ------        ------
            Total revenue                                 $  924         1,065
                                                          ======        ======

       Operating income                                   $  438           426
                                                          ======        ======

Total operating income                                    $1,015         1,446
Realized gains, net of tax                                     6            77
                                                          ------        ------
      Net income
                                                          $1,021        $1,523
                                                          ======        ======

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

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                            -------------------------------------
PREMIUMS                                                     2001            2000        INCREASE
                                                            ------          ------       --------
Guaranteed and simplified
       issue life insurance                                 $2,460           1,804          36%

Individual life insurance:
       Traditional life                                      1,590           1,424
                                                                                            12%
       Universal life                                        2,981           2,898           3%
                                                            ------          ------
              Total individual life insurance                4,571           4,322           6%
                                                            ------          ------

              TOTAL PREMIUMS                                $7,031           6,126          15%
                                                            ======          ======

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the Company's independent agency force which increased 11% to 3,900 agents under contract at March 31, 2001 compared to 3,500 at March 31, 2000. This product is also distributed by the

Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page.

Individual life insurance products are principally sold by the Company's exclusive agent producers. Individual life premiums have increased 6% for the three month period, principally influenced by the customer's preference for whole life insurance. The exclusive agency force of 297 as of March 31, 2001 is three fewer than at the same date last year.

INVESTMENT INCOME

Investment income increased 6% compared to the first three months of 2001 reflecting growth in the average investment portfolio. The annualized average yield decreased slightly to 6.6% compared to 6.8% for the first quarter of 2000.

BROKERAGE

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Growth in brokerage income for the first quarter was flat due to lower override commissions with selected life insurance carriers. Other property and casualty business lines continue to show growth with commissions increasing 5%.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    (DOLLARS IN THOUSANDS)

                                                         2001                         2000
                                                     ------------                 ------------
                                                     BENEFITS AND      % OF       BENEFITS AND     % OF
         BENEFITS AND CLAIMS                            CLAIMS        PREMIUM        CLAIMS       PREMIUM

         Guaranteed and
               simplified issue                         $1,807          73%           1,321          73%

         Individual life insurance
             Traditional life                            1,375          86%             813          57%
             Universal life                              1,536          52%             984          34%
                                                        ------                       ------
               Total individual life insurance           2,911          64%           1,797          42%
                                                        ------                       ------

                     TOTAL BENEFITS AND CLAIMS          $4,718          67%           3,118          51%
                                                        ======                       ======

Individual life benefits as a percentage of premium reflects increased mortality for the quarter. With $5 billion of in-force life insurance, a one percent variance in projected mortality, which was experienced during the quarter, will occur periodically. The Company offsets effects of mortality in excess of $10 million with stop loss reinsurance which, for accounting purposes, can only be considered on an annual basis.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to universal life contracts decreased 4% reflecting a small decline in universal life policy accumulations. The annual interest rate credited to universal life contract accumulations was 6.2% for both three month periods of 2001 and 2000.

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs as a percentage of premiums was 13% and is within the Company's expected range of 12-14%.

Operating expense as a percentage of premiums continued to decrease dropping to 29% for the first three months compared to 31% for the same period last year. The Company continues to realize increasing cost efficiencies from recently implemented digital imaging and automated policy processing technologies. This allows the Company to increase production without increasing costs.

INCOME TAX EXPENSE

The effective tax rate for the first three months of 2001 was 36% compared to 37% for the same period last year. The tax rates reflect the increase in deferred policy acquisition costs and other temporary differences which are taxed at 34% and do not reflect the impact of the small company deduction.

NET INCOME

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           (DOLLARS IN THOUSANDS)

NET INCOME                                         2001            2000          INCREASE
                                                  ------          ------         --------

Operating income:
Guaranteed and
      simplified issue                            $   88              53            66%
                                                  ------          ------

Individual life insurance:
     Traditional                                      69             304           (77)%
     Universal life                                  420             663           (37)%
                                                  ------          ------
  Total individual life insurance                    489             967           (49)%
                                                  ------          ------

Brokerage operations                                 438             426             3%
                                                  ------          ------

       Total operating income                      1,015           1,446           (30)%

Realized gains                                         6              77           (92)%
                                                  ------          ------

      Net Income                                  $1,021           1,523           (33)%
                                                  ======          ======

Despite continued growth in premiums and cost efficiencies, the increase in mortality, which is expected to return to normal levels, accounted for the decrease in operating income for the first quarter.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- at March 31, 2001.

INTEREST RATE RISK

The Company's fixed maturity investments are subject to interest rate risk. The Company manages the impact of interest rate fluctuation through cash flow modeling. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at March 31, 2001 and December 31, 2000 had an effective duration of 4.8 years.

The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical 100 basis point (bp) increase in interest rates on the market values of the fixed investment portfolio. The selection of a 100 basis point increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.

                                          (AMOUNTS IN THOUSANDS)
                            ESTIMATED                 ESTIMATED FAIR VALUE
                            FAIR VALUE                AFTER 100 BASIS POINT
FIXED MATURITIES            MARCH 31, 2001            CHANGE IN INTEREST RATES
----------------            --------------            ------------------------

Held for investment            $  15,414               100 bp decrease  $ 15,670
                                                       100 bp increase  $ 15,166

Available for sale             $ 123,796               100 bp decrease  $125,259
                                                       100 bp increase  $122,039

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

INVESTMENTS

Since December 31, 2000, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 93% of the holdings at March 31, 2001 and December 31, 2000 are rated "A" or better. Due to the improvement in bond market conditions, the Company experienced an increase in the market value of bonds of approximately $2.9 million for the quarter.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:


                                                       BOOK VALUE
       NO. OF LOANS               STATE                ----------
       ------------               -----          (AMOUNTS IN THOUSANDS)
MARCH 31,      DECEMBER 31,                   MARCH 31,        DECEMBER 31,
----------     ------------                  ---------         ------------
   2001            2000                        2001                2000
   ----            ----                        -----               ----

     3               3           Alabama       $  126               130
     6               6           Florida          346               354
    35              36           Georgia        1,516             1,614
    --              --                         ------             -----
    44              45                         $1,988             2,098
    ==              ==                         ======             =====

Two loans representing $109 thousand in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 29%.

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

                          COTTON STATES LIFE INSURANCE COMPANY
                          REGISTRANT


Date: 5/10/01             /s/ J. Ridley Howard
      -------                 -------------------------------------------------
                              J. Ridley Howard, Chairman
                              President and Chief Executive Officer

Date: 5/10/01             /s/ Roger W. Fisher
      -------                 -------------------------------------------------
                              Roger W. Fisher
                              Senior Vice President, Chief Financial Officer and Treasurer