Form 10-Q
period 2001-06-30
COTTON STATES LIFE INSURANCE CO /
filed 2001-08-14
CIK 25118

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

Commission File Number 2-39729



                      COTTON STATES LIFE INSURANCE COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         GEORGIA                                        58-0830929
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia              30346
----------------------------------------------------            ---------
          (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (770) 391-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

YES  [X]      NO  [ ]

The Registrant as of June 30, 2001, has 6,345,428 shares of common stock outstanding.

                      COTTON STATES LIFE INSURANCE COMPANY


                                    FORM 10-Q

             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001


                                      INDEX


PART  1 - FINANCIAL INFORMATION                                                           PAGE
-------------------------------                                                           ----
Item 1.       Financial Statements
              Independent Auditors' Review Report..........................................1
              Consolidated Condensed Balance Sheets as of
              June 30, 2001 and December 31, 2000..........................................2
              Consolidated Statements of Earnings for the
              Three Months and Six Months Ended June 30, 2001 and 2000.....................3
              Consolidated Statements of Cash Flows for the
              Three Months and Six Months Ended June 30, 2001 and 2000 ....................4
              Consolidated Statements of Comprehensive Income
              For the Three Months and Six Months Ended June 30, 2001 and 2000.............5
              Notes to Unaudited Consolidated Financial Statements.........................6

Item 2.       Management's Discussion and Analysis of Consolidated Financial
              Condition and Results of Operations..........................................8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk..................13

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................13
Item 2.       Changes in Securities and Use of Proceeds...................................13
Item 3.       Defaults Upon Senior Securities.............................................13
Item 4.       Submission of Matters to a Vote of Security Holders.........................13
Item 5.       Other Information...........................................................13
Item 6.       Exhibits and Reports on Form 8-K............................................13

SIGNATURES................................................................................13

                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
COTTON STATES LIFE INSURANCE COMPANY, INC.:



We have reviewed the consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of June 30, 2001, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six month period ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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


                                                         /S/  KPMG  LLP


August 10, 2001
Atlanta, Georgia

                      ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                         COTTON STATES LIFE INSURANCE COMPANY
                         Consolidated Condensed Balance Sheets
                          June 30, 2001 and December 31, 2000
                                (Amounts in Thousands)

ASSETS                                                                2001              2000
                                                                    ---------         ---------
                                                                   (unaudited)
Investments
       Fixed maturities, held for investment, at amortized
             cost (fair value $14,058 in 2001 and
             $15,214 in 2000)                                       $  13,753            15,057
       Fixed maturities, available for sale, at fair value
             (amortized cost $127,538 in 2001 and
             $119,813 in 2000)                                        125,996           116,584
       Equity securities, at fair value (cost $3,808 in 2001
              and 3,671 in 2000)                                        3,586             3,776
       First mortgage loans on real estate                              1,906             2,098
       Policy loans                                                     9,176             8,841
       Other invested assets                                            1,000             1,000
                                                                    ---------         ---------
                       TOTAL INVESTMENTS                              155,417           147,356

       Cash and cash equivalents                                        5,587             6,438
       Accrued investment income                                        2,776             2,466
       Premiums receivable                                              2,969             3,316
       Reinsurance receivable                                           6,537             4,377
       Deferred policy acquisition costs                               49,414            46,857
       Other assets                                                       432               491
                                                                    ---------         ---------
                                                                    $ 223,132           211,301
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

       Policy liabilities and accruals:
             Future policy benefits                                   138,337           132,655
             Policy and contract claims                                 4,613             2,298
       Federal income taxes                                             6,953             6,266
       Other liabilities                                                7,552             7,348
                                                                    ---------         ---------
                       TOTAL LIABILITIES                              157,455           148,567
                                                                    ---------         ---------

       Shareholders' equity:
             Common Stock                                               6,755             6,755
             Additional paid-in capital                                 1,496             1,496
             Accumulated other comprehensive loss                        (953)           (1,716)
             Retained earnings                                         62,533            60,320
             Less:
                  Unearned compensation-restricted stock                 (827)             (794)
                  Treasury stock, at cost, (409 shares in
                  2001 and 2000)                                       (3,327)           (3,327)
                       TOTAL SHAREHOLDERS' EQUITY                      65,677            62,734
                                                                    ---------         ---------
                                                                    $ 223,132           211,301
                                                                    =========         =========


See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                  Unaudited Consolidated Statements of Earnings
            Three Months and Six Months ending June 30, 2001 and 2000
                  (Amounts in thousands, except per share data)


                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                        2001            2000            2001            2000
                                                      --------        --------        --------        --------
Revenue:
      Premiums                                        $  7,143        $  6,384          14,174          12,510
      Investment income                                  2,567           2,500           5,115           4,901
      Realized investment gains                             80             126              89             244
      Brokerage commissions                              1,096             996           2,000           1,903
                                                      --------        --------        --------        --------
             TOTAL REVENUE                              10,886          10,006          21,378          19,558
                                                      --------        --------        --------        --------
Benefits and expenses:
      Benefits and claims                                3,782           3,020           8,500           6,138
      Interest credited                                  1,417           1,268           2,633           2,536
      Amortization of policy acquisition costs           1,195             847           2,122           1,700
      Operating expenses                                 2,202           1,922           4,235           3,810
                                                      --------        --------        --------        --------
             TOTAL BENEFITS AND EXPENSE                  8,595           7,057          17,490          14,184
                                                      --------        --------        --------        --------
      Income before income tax expense                   2,291           2,950           3,888           5,374
      Income tax expense                                   590             888           1,166           1,789
                                                      --------        --------        --------        --------
NET INCOME                                            $  1,701           2,061           2,722           3,585
                                                      ========        ========        ========        ========
 Basic income per share of common stock
           Net Income                                 $   0.27            0.32            0.43            0.56
                                                      ========        ========        ========        ========
Diluted income per share of common stock
           Net income                                 $   0.26            0.31            0.42            0.55
                                                      ========        ========        ========        ========
Weighted average number of shares
      used in computing income per share
           Basic                                         6,345           6,345           6,345           6,345
                                                      ========        ========        ========        ========
           Diluted                                       6,532           6,466           6,530           6,467
                                                      ========        ========        ========        ========


See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
                 Unaudited Consolidated Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000
                             (Amounts in Thousands)


                                                                       2001             2000
                                                                     --------         --------
Cash flows from operating activities:
       Net income                                                    $  2,722            3,585
       Adjustments to reconcile net income to net
          cash provided from operating activities:
              Increase in policy liabilities and accruals               7,997            4,720
              (Increase) in deferred policy acquisition costs          (2,711)          (2,929)
              Increase in liability for income taxes                      175              641
              (Increase) in amounts receivable and
                  amounts due from reinsurers                          (1,813)            (629)
              Increase in amounts due affiliate                           584            1,133
              Other, net                                                 (499)            (256)
                                                                     --------         --------
       Net cash provided from operating activities                      6,455            6,265
                                                                     --------         --------
Cash flows from investing activities:
       Purchase of fixed maturities available for sale                (35,333)          (7,871)
       Purchase of equity securities                                   (1,536)          (1,909)
       Sale of fixed maturities available for sale                     24,925               --
       Sale of equity securities                                        1,399              864
       Proceeds from maturities of fixed
          maturities held for investment                                1,300            1,010
       Proceeds from maturity and redemption of fixed
          maturities held for sale                                      2,651            5,635
       Principal collected on first mortgage loans                        192              430
       Net increase in policy loans                                      (335)             (83)
       Other, net                                                         (58)            (165)
                                                                     --------         --------
       Net cash used in investing activities                           (6,795)          (2,089)
                                                                     --------         --------
Cash flows from financing activities:
       Cash dividends paid                                               (510)            (510)
       Purchase of treasury stock                                          --             (145)
       Stock issued under executive compensation plans                     --              135
                                                                     --------         --------
       Net cash used by financing activities                             (510)            (520)
                                                                     --------         --------
Net increase (decrease) in cash and cash equivalents:                    (851)           3,656
Cash and cash equivalents:
       Beginning of period                                              6,438            6,106
                                                                     --------         --------
       END OF PERIOD                                                 $  5,587         $  9,762
                                                                     ========         ========



See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
           Unaudited Consolidated Statements of Comprehensive Income
            Three Months and Six Months ending June 30, 2001 and 2000
                             (Amounts in Thousands)



                                                               Three months ended                 Six months ended
                                                                     June 30,                          June 30,
                                                              2001             2000             2001             2000
                                                            --------         --------         --------         --------
Net income:                                                 $  1,701            2,061            2,722            3,585
      Other comprehensive income (loss),
          before tax:
      Unrealized gains (losses) on securities
          available for sale                                    (830)            (522)           1,314               15
      Reclassification adjustment for realized gains
          included in net income                                 (80)            (127)             (89)            (244)
                                                            --------         --------         --------         --------

              TOTAL OTHER COMPREHENSIVE INCOME
                   (LOSS), BEFORE TAX                           (910)            (649)           1,225             (229)

      Income tax expense (benefit) related to
          items of other comprehensive income                   (354)            (221)             462              (85)
                                                            --------         --------         --------         --------

      Other comprehensive income (loss),
          net of tax                                            (556)            (428)             763             (144)
                                                            --------         --------         --------         --------

              TOTAL COMPREHENSIVE INCOME                    $  1,145            1,633            3,485            3,441
                                                            ========         ========         ========         ========


See accompanying notes to unaudited consolidated financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000



NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant inter-company transactions and balances are eliminated in the consolidation.

The consolidated financial statements for the three months and six months ended June 30, 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position and the results of operations and cash flows for the interim period have been made. All such adjustments are of a normal and recurring nature. The results of operations are not necessarily indicative of the results of operations that the Company may achieve for the entire year.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities became effective beginning January 1, 2001. However, due to the Company's limited use of derivative financial instruments, SFAS No. 133 had no impact on the Company's consolidated financial position, results of operations or cash flows.

The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No.
125)" in September 2000. At this time, the Company does not anticipate this standard having a significant impact on the Company's financial position or income.

The FASB recently issued SFAS No. 141, "Business combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. Based on current information available, the Company does not anticipate these standards having a significant impact on the Company's financial position or income.

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

Total revenue and net income by business segment are as follows:


                                                            Six Months Ended
                                                                June 30,
                                                         (Dollars in thousands)

                                                           2001            2000
                                                         --------        --------
  Individual life insurance:
         Premiums                                        $  9,155           8,756
         Investment income                                  4,723           4,599
         Realized investment gains                             82              --
                                                         --------        --------
              Total revenue                              $ 13,960          13,355
                                                         ========        ========

         Net income                                      $  1,521           2,244
                                                         ========        ========

  Guaranteed and simplified issue life insurance:
         Premiums                                        $  5,019           3,754
         Investment income                                    386             233
         Realized investment gains                              7              --
                                                         --------        --------
              Total revenue                              $  5,412           3,987
                                                         ========        ========

         Net income                                      $    243             265
                                                         ========        ========
  Brokerage:
         Commission income                               $  1,974           1,902
         Investment income                                     32              69
         Realized investment gains                             --             244
                                                         --------        --------
              Total revenue                              $  2,006           2,215
                                                         ========        ========

         Net income                                      $    958           1,076
                                                         ========        ========

  Total net income                                       $  2,722           3,585
                                                         ========        ========


NOTE 4 - CONTINGENCIES

The Company has initiated legal action to recover the proceeds of a $900,000 reinsurance policy. The Company expects that the ultimate recovery of the full amount is very likely.

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

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
    PREMIUMS                                    2001            2000          INCREASE
                                              --------        --------        --------
Guaranteed and simplified
  issue life insurance                        $  5,019           3,754              34%

Individual life insurance:
  Traditional life                               3,150           3,021               4%
  Universal life                                 6,005           5,735               5%
                                              --------        --------
     Total individual life insurance             9,155           8,756               5%
                                              --------        --------

     TOTAL PREMIUMS                           $ 14,174          12,510              13%
                                              ========          ======

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which increased 5% to 4,200 agents under contract at June 30, 2001 compared to 4,000 at June 30, 2000. This product is also distributed by the

Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page.

Individual life insurance products are principally sold by the Company's exclusive agent producers. Individual life premiums have increased 5% for the six month period. The exclusive agency force of 296 as of June 30, 2001 increased 2% compared to the same date last year.

INVESTMENT INCOME

Investment income increased 4% compared to the first six months of 2000 reflecting growth in the average investment portfolio. The annualized average yield decreased to 6.6% compared to 6.9% for the first six months 2000 due to the economic impact of lower interest rates.

BROKERAGE COMMISSIONS

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show strong growth with commissions increasing 14% compared to the first half of last year.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  (DOLLARS IN THOUSANDS)

                                               2001                                     2000
                                            ------------                            ------------
                                            BENEFITS AND          % OF              BENEFITS AND          % OF
    BENEFITS AND CLAIMS                        CLAIMS            PREMIUM              CLAIMS            PREMIUM
Guaranteed and
      simplified issue                       $     3,584                 71%              2,740                 73%

Individual life insurance
    Traditional life                               2,485                 79%              1,746                 58%
    Universal life                                 2,431                 40%              1,652                 29%
                                             -----------                            -----------
      Total individual life insurance              4,916                 54%              3,398                 39%
                                             -----------                            -----------
            TOTAL BENEFITS AND CLAIMS        $     8,500                 60%              6,138                 49%
                                             ===========                            ===========

Although individual life benefits were below management's expectations for the quarter, they are up year to date compared to last years experience. The Company has purchased excess reinsurance coverage to protect itself against calendar year losses in excess of $10 million. Through June 30, 2001, no aggregate excess reinsurance recoveries have been recognized as the Company has not reached the aggregate threshold.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to universal life contracts increased 4% reflecting growth in universal life policy accumulations. The annual interest rate credited to universal life contract accumulations was 6.2% for both six month periods of 2001 and 2000.

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs as a percentage of premiums was 15% and is slightly higher than the Company's expected range of 12-14% due to higher lapses in the traditional lines of business which reflects increased term rate competition in the market place.

Operating expense as a percentage of premiums decreased to 30% for the first six months compared to 31% for the same period last year. The Company continues to realize increasing cost efficiencies from recently implemented digital imaging and automated policy processing technologies.

INCOME TAX EXPENSE

The effective tax rate for the first six months of 2001 was 30% compared to 33% for the same period last year. The effective tax rate is based on the estimated annual rate.


NET INCOME

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                                 (DOLLARS IN THOUSANDS)


   NET INCOME                                  2001        2000       INCREASE
                                             -------      ------      --------
   Guaranteed and
         simplified issue                    $   243        265         (8%)

   Individual life insurance:

        Traditional                              286        720        (60%)
        Universal life                         1,235      1,524        (19%)
                                             -------      -----

     Total individual life insurance           1,521      2,244        (32%)
                                             -------      -----

   Brokerage operations                          958      1,076        (11%)
                                             -------      -----

         Net Income                          $ 2,722      3,585        (24%)
                                             =======      =====


Despite continued growth in premiums and cost efficiencies, higher mortality costs, compared to our excellent results last year, and a decrease in realized investment gains in the brokerage operations accounted for the decrease in net income for the first half of the year.

Realized capital gains contributed 3% and 5% to net income for the first six months of 2001 and 2000, respectively.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- at June 30, 2001.

INTEREST RATE RISK

The Company's fixed maturity investments are subject to interest rate risk. The Company manages the impact of interest rate fluctuation through cash flow modeling. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at June 30, 2001 and December 31, 2000 had an effective duration of 4.6 years and 4.8 years respectively.

The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical 100 basis point (bp) decrease and increase in interest rates on the fair values of the fixed investment portfolio. The selection of a 100 basis point decrease and increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.


                                         (AMOUNTS IN THOUSANDS)
                               ESTIMATED                    ESTIMATED FAIR VALUE
                              FAIR VALUE                    AFTER 100 BASIS POINT
FIXED MATURITIES             JUNE 30, 2001                 CHANGE IN INTEREST RATES
----------------             -------------              -----------------------------
Held for investment          $  14,058                  100 bp decrease      $ 14,758
                                                        100 bp increase      $ 13,383

Available for sale           $ 125,996                  100 bp decrease      $132,270
                                                        100 bp increase      $119,948



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

INVESTMENTS

Since December 31, 2000, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 91% of the holdings at June 30, 2001 and December 31, 2000 are rated "A" or better. Due to lower interest rates the Company experienced an increase in the fair value of bonds of approximately $1.7 million year to date.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:


                                                          BOOK VALUE
             NO. OF LOANS               STATE        (AMOUNTS IN THOUSANDS)
       ---------------------------      -----
        JUNE 30,      DECEMBER 31,                   JUNE 30,      DECEMBER 31,
       ---------      ------------                   --------      -----------
         2001            2000                          2001            2000
         ----            ----                          ----            ----
          3               3            Alabama       $  121            130
          6               6            Florida          338            354
         34              36            Georgia        1,447          1,614
       ----           -----                          ------        -------
         43              45                          $1,906          2,098
       ====           =====                          ======        =======


Two loans representing $103 thousand in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 28%.

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

The Company has initiated legal action to recover the proceeds of a $900,000 reinsurance policy. The Company expects that the ultimate recovery of the full amount is very likely.

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

                                     COTTON STATES LIFE INSURANCE COMPANY
                                     REGISTRANT


Date:    8/13/01                     /s/ J. Ridley Howard
         -------                     ------------------------------------------
                                     J. Ridley Howard, Chairman
                                     President and Chief Executive Officer

Date:    8/13/01                     /s/ Roger W. Fisher
         -------                     ------------------------------------------
                                     Roger W. Fisher
                                     Senior Vice President, Chief Financial
                                        Officer and Treasurer