Form 10-Q
period 2001-09-30
COTTON STATES LIFE INSURANCE CO /
filed 2001-11-13
CIK 25118

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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

YES [X]   NO[ ]

The Registrant as of September 30, 2001, has 6,336,428 shares of common stock outstanding.

                      COTTON STATES LIFE INSURANCE COMPANY

                                    FORM 10-Q

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                    PAGE
                                                                                                    ----

PART  1 - FINANCIAL INFORMATION

Item 1.       Financial Statements
              Independent Auditors' Review Report.....................................................1
              Consolidated Condensed Balance Sheets as of September 30, 2001 and
              December 31, 2000.......................................................................2
              Consolidated Condensed Statements of Earnings for the Three Months
              and Nine Months Ended September 30, 2001 and 2000.......................................3
              Consolidated Condensed Statements of Cash Flows for the Three Months
              and Nine Months Ended September 30, 2001 and 2000.......................................4
              Consolidated Condensed Statements of Comprehensive Income For the
              Three Months and Nine Months Ended September 30, 2001 and 2000..........................5
              Notes to Unaudited Consolidated Condensed Financial Statements..........................6

Item 2.       Management's Discussion and Analysis of Consolidated Condensed Financial
              Condition and Results of Operations.....................................................8

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.............................13

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................14
Item 2.       Changes in Securities and Use of Proceeds..............................................14
Item 3.       Defaults Upon Senior Securities........................................................14
Item 4.       Submission of Matters to a Vote of Security Holders....................................14
Item 5.       Other Information......................................................................14
Item 6.       Exhibits and Reports on Form 8-K.......................................................14

SIGNATURES...........................................................................................14

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
COTTON STATES LIFE INSURANCE COMPANY, INC.:

We have reviewed the consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of September 30, 2001, and the related consolidated condensed statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Cotton States Life Insurance Company, Inc. as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 21, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       /S/  KPMG  LLP


November 10, 2001
Atlanta, Georgia

              ITEM I - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      COTTON STATES LIFE INSURANCE COMPANY
                      Consolidated Condensed Balance Sheets
                    September 30, 2001 and December 31, 2000
                             (Amounts in Thousands)

                                                                          2001                2000
                                                                        ---------           --------
                                                                       (unaudited)
ASSETS
Investments:
      Fixed maturities, held for investment, at amortized
           cost (fair value $13,036 in 2001 and
           $15,214 in 2000)                                             $  12,553             15,057
      Fixed maturities, available for sale, at fair value
           (amortized cost $132,784 in 2001 and
           $119,813 in 2000)                                              135,827            116,584
      Equity securities, at fair value (cost $3,730 in 2001
            and $3,671 in 2000)                                             3,105              3,776
      First mortgage loans on real estate                                   1,796              2,098
      Policy loans                                                          9,468              8,841
      Other invested assets                                                 1,000              1,000
                                                                        ---------           --------
                    TOTAL INVESTMENTS                                     163,749            147,356

      Cash and cash equivalents                                             5,002              6,438
      Accrued investment income                                             2,284              2,466
      Premiums receivable                                                   3,066              3,316
      Reinsurance receivable                                                5,775              4,377
      Deferred policy acquisition costs                                    50,068             46,857
      Other assets                                                            424                491
                                                                        ---------           --------
                                                                        $ 230,368            211,301
                                                                        =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

      Policy liabilities and accruals:
           Future policy benefits                                         141,800            132,655
           Policy and contract claims                                       3,023              2,298
      Federal income taxes                                                  8,338              6,266
      Other liabilities                                                     7,676              7,348
                                                                        ---------           --------
                    TOTAL LIABILITIES                                     160,837            148,567
                                                                        ---------           --------

      Shareholders' equity:
           Common stock                                                     6,755              6,755
           Additional paid-in capital                                       1,496              1,496
           Accumulated other comprehensive income (loss)                    1,292             (1,716)
           Retained earnings                                               64,244             60,320
           Less:
                Unearned compensation-restricted stock                       (842)              (794)
                Treasury stock, at cost, (418 shares in 2001
                and 409 in 2000)                                           (3,414)            (3,327)
                                                                        ---------           --------
                    TOTAL SHAREHOLDERS' EQUITY                             69,531             62,734
                                                                        ---------           --------
                                                                        $ 230,368            211,301
                                                                        =========           ========

See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
             Unaudited Consolidated Condensed Statements of Earnings
         Three Months and Nine Months ending September 30, 2001 and 2000
                  (Amounts in thousands, except per share data)

                                                            Three months ended             Nine months ended
                                                               September 30,                 September 30,
                                                           2001             2000           2001          2000
                                                         --------         -------         ------        ------
Revenue:
     Premiums                                            $  7,562           6,772         21,736        19,282
     Investment income                                      2,689           2,524          7,804         7,425
     Realized investment gains (losses)                       (69)             (6)            20           237
     Brokerage commissions                                  1,131           1,025          3,131         2,928
                                                         --------         -------         ------        ------

            TOTAL REVENUE                                  11,313          10,315         32,691        29,872
                                                         --------         -------         ------        ------

Benefits and expenses:
     Benefits and claims                                    4,229           3,928         12,729        10,066
     Interest credited                                      1,401           1,304          4,034         3,839
     Amortization of policy acquisition costs               1,238             466          3,360         2,166
     Operating expenses                                     1,882           1,656          6,117         5,466
                                                         --------         -------         ------        ------

            TOTAL BENEFITS AND EXPENSE                      8,750           7,354         26,240        21,537
                                                         --------         -------         ------        ------

            Income before income tax expense                2,563           2,961          6,451         8,335

            Income tax expense                                597             836          1,763         2,625
                                                         --------         -------         ------        ------

            NET INCOME                                   $  1,966           2,125          4,688         5,710
                                                         ========         =======         ======        ======

 Basic income per share of common stock
            Net Income                                   $   0.31            0.34           0.74          0.90
                                                         ========         =======         ======        ======

Diluted income per share of common stock
            Net income                                   $   0.30            0.33           0.72          0.88
                                                         ========         =======         ======        ======

Weighted average number of shares
     used in computing income per share

            Basic                                           6,345           6,345          6,345         6,345
                                                         ========         =======         ======        ======
            Diluted                                         6,517           6,462          6,525         6,463
                                                         ========         =======         ======        ======

See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
            Unaudited Consolidated Condensed Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                             (Amounts in Thousands)

                                                                         2001             2000
                                                                       --------         -------
Cash flows from operating activities:
      Net income                                                       $  4,688           5,710
      Adjustments to reconcile net income to net
         cash provided from operating activities:
            Increase in policy liabilities and accruals                   9,871           7,170
            (Increase) in deferred policy acquisition costs              (3,861)         (4,727)
            Increase in liability for income taxes                          187             848
            (Increase) in amounts receivable and
                amounts due from reinsurers                              (1,148)         (1,534)
            Increase in amounts due affiliate                               197              62
            Increase in accounts payable and accruals                        56             668
            Other, net                                                      450             266
                                                                       --------         -------

      Net cash provided from operating activities                        10,440           8,463
                                                                       --------         -------

Cash flows from investing activities:
      Purchase of fixed maturities available for sale                   (58,361)        (16,657)
      Purchase of equity securities                                      (1,742)         (2,293)
      Sale of fixed maturities available for sale                        40,888               0
      Sale of equity securities                                           1,683           1,207
      Proceeds from maturities of fixed
         maturities held for investment                                   2,500           1,010
      Proceeds from maturity and redemption of fixed
         maturities held for sale                                         4,437           6,154
      Principal collected on first mortgage loans                           301             623
      Net increase in policy loans                                         (627)           (278)
      Other, net                                                           (104)           (173)
                                                                       --------         -------

      Net cash used in investing activities                             (11,025)        (10,407)
                                                                       --------         -------

Cash flows from financing activities:
      Cash dividends paid                                                  (764)           (764)
      Purchase of treasury stock                                            (87)           (146)
      Stock issued under executive compensation plans                        --             135
                                                                       --------         -------

      Net cash used by financing activities                                (851)           (775)
                                                                       --------         -------

Net (decrease) in cash and cash equivalents:                             (1,436)         (2,719)

Cash and cash equivalents:
      Beginning of period                                                 6,438           6,106
                                                                       --------         -------

      END OF PERIOD                                                    $  5,002           3,387
                                                                       ========         =======

See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
       Unaudited Consolidated Condensed Statements of Comprehensive Income
         Three Months and Nine Months ending September 30, 2001 and 2000
                             (Amounts in Thousands)

                                                          Three months ended           Nine months ended
                                                             September 30,               September 30,
                                                           2001         2000          2001           2000
                                                          ------        -----        ------         ------
Net income:                                               $1,966        2,125         4,688          5,710
      Other comprehensive income,
         before tax:
      Unrealized gains on securities
         available for sale                                3,598          929         4,912            943
      Reclassification adjustment for realized
         losses (gains) included in net income                69            6           (20)          (237)
                                                          ------        -----        ------         ------

            TOTAL OTHER COMPREHENSIVE INCOME
                 BEFORE TAX                                3,667          935         4,892            706
                                                          ------        -----        ------         ------

      Income tax expense related to
         items of other comprehensive income               1,422          366         1,884            281
                                                          ------        -----        ------         ------

      Other comprehensive income,
         net of tax                                        2,245          569         3,008            425
                                                          ------        -----        ------         ------

            TOTAL COMPREHENSIVE INCOME                    $4,211        2,694         7,696          6,135
                                                          ======        =====        ======         ======

See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months and nine months ended September 30, 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal and recurring nature. The results of operations are not necessarily indicative of the results of operations that the Company may achieve for the entire year.

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

The FASB also issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No.
125)" in September 2000. At this time, the Company does not expect this standard to have a significant impact on the Company's financial position or income.

The FASB recently issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. Based on current information available, the Company does not expect these standards to have a significant impact on the Company's financial position or income.

The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets (a replacement of SFAS No. 121). Based on current information available, the Company does not expect these standards to have a significant impact on the Company's financial position or income.

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

Total revenue and net income by business segment are as follows:

                                                               Nine Months Ended
                                                                  September 30,
                                                             (Dollars in thousands)
                                                              2001          2000
                                                             -------        ------
  Individual life insurance:
         Premiums                                            $14,027        13,440
         Investment income                                     7,195         6,943
         Realized investment gains                                19            --
                                                             -------        ------

              Total revenue                                  $21,241        20,383
                                                             =======        ======

         Net income                                          $ 2,839         3,741
                                                             =======        ======

  Guaranteed and simplified issue life insurance:
         Premiums                                            $ 7,709         5,842
         Investment income                                       567           374
         Realized investment gains                                 1            --
                                                             -------        ------
              Total revenue                                  $ 8,277         6,216
                                                             =======        ======

         Net income                                          $   307           370
                                                             =======        ======

  Brokerage:
         Commission income                                   $ 3,131         2,928
         Investment income                                        42           108
         Realized investment gains                                --           237
                                                             -------        ------
              Total revenue                                  $ 3,173         3,273
                                                             =======        ======

         Net income                                          $ 1,542         1,599
                                                             =======        ======

  Total revenue                                              $32,691        29,872
                                                             =======        ======

  Total net income                                           $ 4,688         5,710
                                                             =======        ======

NOTE 4 - CONTINGENCIES

The Company has initiated legal action to recover the proceeds of a $900,000 reinsurance policy. The Company expects that the ultimate recovery of the full amount is very likely.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in Form 10-K filed by the Company with the Securities and Exchange Commission. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein. The Company disclaims any obligation to update forward-looking information.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               2001          2000      INCREASE
                                                             -------         -----     --------
PREMIUMS
    Guaranteed and simplified
           issue life insurance                              $ 7,709         5,842        32%

    Individual life insurance:
           Traditional life                                    4,807         4,670
                                                                                           3%
           Universal life                                      9,220         8,770         5%
                                                             -------        ------
                  Total individual life insurance             14,027        13,440         4%
                                                             -------        ------

                  TOTAL PREMIUMS                             $21,736        19,282        13%
                                                             =======        ======

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which increased 13% to 4,400 agents under contract at September 30, 2001 compared to 3,900 at September 30, 2000. This product is also distributed by the

Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page.

Individual life insurance products are principally sold by the Company's exclusive agent producers. Individual life premiums have increased 4% for the nine month period ending September 30, 2001 compared to the same period last year. The exclusive agency force of 294 as of September 30, 2001 increased 3% compared to the same date last year.

INVESTMENT INCOME

Investment income increased 5% compared to the first nine months of 2000 reflecting growth in the average investment portfolio. The annualized average yield decreased to 6.7% compared to 6.9% for the first nine months 2000 due to lower interest rates.

BROKERAGE COMMISSIONS

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show strong growth with commissions increasing 15% compared to the first nine months of last year.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                (DOLLARS IN THOUSANDS)
                                                      2001                      2000
                                                      ----                      ----
                                                   BENEFITS AND     % OF     BENEFITS AND      % OF
                                                     CLAIMS       PREMIUM       CLAIMS        PREMIUM
                                                     -------      -------    ------------     -------
BENEFITS AND CLAIMS
    Guaranteed and
          simplified issue                           $ 5,599        73%         4,318           74%

    Individual life insurance
        Traditional life                               3,876        81%         3,065           66%
        Universal life                                 3,254        35%         2,683           31%
                                                     -------                   ------
          Total individual life insurance              7,130        51%         5,748           43%
                                                     -------                   ------

                TOTAL BENEFITS AND CLAIMS            $12,729        59%        10,066           52%
                                                     =======                   ======

Although individual life benefits were consistent with management's expectations for the quarter, they are up year to date compared to last year primarily due to high mortality experienced during the first quarter of the year.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to universal life contracts increased 5% reflecting growth in universal life policy accumulations. The annual interest rate credited to universal life contract accumulations was 6.2% for both nine month periods of 2001 and 2000.

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs as a percentage of premiums was 15% for the nine months ended September 2001. This is slightly higher than the Company's expected range of 12-14% due to higher lapses in the traditional lines of business which reflects increased term rate competition in the market place.

The amortization of policy acquisition costs for the third quarter of 2000 reflected a favorable adjustment from updating actuarial assumptions. This adjustment represented the slow down of amortization as a result of higher estimated future profits resulting from improvement in mortality levels on universal life products. The after tax effect on net income for the three month and nine month periods ended September 30, 2000 was $429 thousand and $.07 per share.

Operating expense as a percentage of premiums remained at 28% for the first nine months compared to the same period last year.

INCOME TAX EXPENSE

The effective tax rate for the first nine months of 2001 was 27% compared to 31% for the same period last year. The 4 percentage point decrease is the result of the decrease in pretax income and an increase in the allowable small company deduction. The effective tax rate is based on the estimated annual rate.

NET INCOME

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      (DOLLARS IN THOUSANDS)
                                                 2001         2000       DECREASE
                                                ------        -----      --------
NET INCOME
   Guaranteed and
         simplified issue                       $  307          370        (17%)
                                                ------        -----

   Individual life insurance:

        Traditional                                404          935        (57%)
        Universal life                           2,435        2,806        (13%)
                                                ------        -----

     Total individual life insurance             2,839        3,741        (24%)
                                                ------        -----

   Brokerage operations                          1,542        1,599         (4%)
                                                ------        -----

         Net Income                             $4,688        5,710        (18%)
                                                ======        =====

Despite continued growth in premiums and more normal expense and mortality costs net income decreased for the quarter as third quarter 2000 results reflected a nonrecurring favorable adjustment to the amortization of policy acquisition costs.

Nine month results reflect higher first quarter mortality in comparison to the prior year as well as a nonrecurring favorable adjustment to the amortization of policy acquisition costs in 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit Risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- at September 30, 2001.

INTEREST RATE RISK

The Company's fixed maturity investments are subject to interest rate risk. The Company manages the impact of interest rate fluctuation through cash flow modeling. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at September 30, 2001 and December 31, 2000 had an effective duration of 4.4 years and 4.8 years, respectively.

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

                                                       (AMOUNTS IN THOUSANDS)
                                ESTIMATED               ESTIMATED FAIR VALUE
                                FAIR VALUE              AFTER 100 BASIS POINT
FIXED MATURITIES            SEPTEMBER 30, 2001        CHANGE IN INTEREST RATES
----------------            ------------------    ---------------------------------
Held for investment         $ 13,036              100 bp decrease          $ 13,237
                                                  100 bp increase          $ 12,840

Available for sale          $135,827              100 bp decrease          $142,272
                                                  100 bp increase          $129,464

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

INVESTMENTS

Since December 31, 2000, there has not been a material change in mix or credit quality of the Company's investment portfolio. All purchases have been fixed maturities available for sale and over 93% of the holdings at September 30, 2001 and December 31, 2000 are rated "A" or better. Due to lower interest rates the Company experienced an increase in the fair value of bonds of approximately $6.6 million year to date.

MORTGAGE LOANS

The Company's mortgage loan policy stipulates that the Company will loan no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

                 NO. OF LOANS                                             BOOK VALUE
                 ------------                                       (AMOUNTS IN THOUSANDS)
     SEPTEMBER 30,           DECEMBER 31,                   SEPTEMBER 30,        DECEMBER 31,
     --------------          ------------                   -------------        ------------
          2001                   2000          STATE             2001                2000
          ----                   ----         -------           ------               -----
            3                      3          Alabama           $  117                 130
            6                      6          Florida              329                 354
           31                     36          Georgia            1,350               1,614
           --                     --                            ------               -----
           40                     45                            $1,796               2,098
           ==                     ==                            ======               =====

Two loans representing $101 thousand in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 27%.

SHAREHOLDERS' EQUITY

On September 18, 2001, the Company announced a stock repurchase program of up to 50,000 shares of the Company's common stock to be added to treasury shares for director and employee stock plans and other corporate purposes. As of September 30, 2001, the Company has repurchased 9,000 shares under the program at an average cost of $9.65 per share.

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

Exhibit 11 - Statement re: Computation of Per Share Earnings

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COTTON STATES LIFE INSURANCE COMPANY
                                       REGISTRANT



Date: 11/13/01                         /s/ J. Ridley Howard
     ---------                         -----------------------------------------
                                       J. Ridley Howard, Chairman
                                       President and Chief Executive Officer



Date: 11/13/01                         /s/ Roger W. Fisher
                                       -----------------------------------------
                                       Roger W. Fisher
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer