Form 10-K405
period 2001-12-31
COTTON STATES LIFE INSURANCE CO /
filed 2002-03-21
CIK 25118

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                    FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to


                         Commission File Number 2-39729

                      COTTON STATES LIFE INSURANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                           58-0830929
         -------                                           ------------
(State of incorporation                                  (I.R.S. Employer
  and jurisdiction)                                     Identification No.)

244 PERIMETER CENTER PARKWAY, N.E., ATLANTA, GEORGIA            30346
----------------------------------------------------         ----------
      (Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (404) 39l-8600

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

                              YES   [X]         NO [ ]


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates was $42,330,430 based on the closing price of $10.00 on February 1, 2002, as reported on the NASDAQ National Market.

As of February 1, 2002, there were 6,335,428 shares of registrant's common stock outstanding.

The Exhibit Index is located on Page 55.

The total number of pages in this document is 60

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Cotton States Life Insurance Company (the "Company") was organized under the laws of the State of Georgia in 1955. The Company is currently licensed to transact business in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company currently markets only individual life insurance, payroll deduction life insurance, guaranteed issue and simplified issue life insurance and individual annuities.

         On February 21, 2002, the Company filed notice of its intent to withdraw from Kentucky primarily due to losses incurred by the Company's affiliate, Cotton States Mutual Insurance Company.

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


                                                             2001            2000            1999
                                                         ------------     -----------     -----------
Individual life insurance:
       Premiums                                          $ 18,658,255      17,816,354      16,653,463
       Net investment income                                9,458,445       9,403,578       8,837,008
       Realized investment gains                               24,969         160,104         254,052
                                                         ------------     -----------     -----------
            Total revenue                                  28,141,669      27,380,036      25,744,523

       Policyholder benefits and claims                     8,821,942       8,139,214       7,436,953
       Interest credited                                    5,527,001       5,198,089       4,736,078
       Operating expenses                                   8,505,751       7,103,512       7,525,275
                                                         ------------     -----------     -----------
            Total benefits and expenses                    22,854,694      20,440,815      19,698,306
                                                         ------------     -----------     -----------
            Operating profit                                5,286,975       6,939,221       6,046,217
                                                         ------------     -----------     -----------

Guaranteed issue and simplified issue life insurance:
       Premiums                                            10,529,996       8,106,634       5,843,177
       Net investment income                                  775,780         540,200         316,301
       Realized investment gains                                2,532           9,670           9,093
                                                         ------------     -----------     -----------
            Total revenue                                  11,308,308       8,656,504       6,168,571

       Policyholder benefits and claims                     7,656,444       5,728,786       3,358,022
       Operating expenses                                   3,132,154       2,368,914       1,616,158
                                                         ------------     -----------     -----------
            Total benefits and expenses                    10,788,598       8,097,700       4,974,180
                                                         ------------     -----------     -----------
            Operating profit                                  519,710         558,804       1,194,391
                                                         ------------     -----------     -----------

Brokerage:
       Brokerage commissions                                4,190,482       4,197,173       3,828,087
       Net investment income                                   48,397         147,003          99,061
       Realized investment gains                                   --         236,160         211,483
                                                         ------------     -----------     -----------
            Total revenue                                   4,238,879       4,580,336       4,138,631

       Operating expenses                                   1,106,448       1,154,992       1,086,777
                                                         ------------     -----------     -----------
            Operating profit                                3,132,431       3,425,344       3,051,854
                                                         ------------     -----------     -----------

Combined operating profit                                   8,939,116      10,923,369      10,292,462
Group life insurance and individual
       accident and health results                            (74,560)        (70,097)       (109,127)
                                                         ------------     -----------     -----------

Earnings before Federal income taxes                     $  8,864,556      10,853,272      10,183,335
                                                         ============     ===========     ===========

NARRATIVE DESCRIPTION OF BUSINESS SEGMENTS

(I)  INDIVIDUAL LIFE

         The major forms of individual life insurance offered by the Company include universal life, graded premium whole life, participating whole life, term insurance, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability income riders. These products are sold by the Company's 299 multi-line exclusive agents in Alabama, Florida, Georgia, Kentucky and Tennessee.

         The Company offers its insurance through multi-line exclusive agents who also write all lines of property and casualty insurance offered by Cotton States Mutual Insurance Company ("Mutual") and its subsidiary, Shield Insurance Company ("Shield") (collectively, the "Cotton States Group"). See Item 13 of this report for an explanation of the relationship between the Company, Mutual and Shield. Multi-line exclusive agents are under contract to the Company, Mutual and Shield, and are paid on a commission basis. The Company's multi-line exclusive agents are located in the following states:

                                   NUMBER OF AGENTS
                                  ------------------
                                     DECEMBER 31,
                                  ------------------
                                  2001          2000           STATE
                                  ----          ----           -----
                                    54            48          Alabama
                                    24            24          Florida
                                   163           159          Georgia
                                    33            30          Kentucky
                                    25            21          Tennessee
                                   ---           ---
                  TOTAL            299           282
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

         As of December 31, 2001, less than 2.6% of the Company's individual life premiums were represented by substandard risks. Substandard life insurance risks are accepted by the Company at increased rates. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain suitable reinsurance.

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

         The Company presently retains, with respect to individual life policies, generally no more than $100,000 of insurance on any one life, which may be reduced, depending upon the age and the physical classification of the insured. All accidental death riders are 100% reinsured.

(II)  GUARANTEED ISSUE AND SIMPLIFIED ISSUE WHOLE LIFE INSURANCE

         The Company offers Guaranteed Issue and Simplified Issue whole life insurance through its multi-line agency force and approximately 4,400 independent agents. The independent agents sell these products in all states in which the Company is licensed.

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

         Guaranteed Issue whole life is available for issue ages 46-80. The death benefit in policy years one through three is limited to a return of premium plus 10%. However, the full death benefit is payable in all years in case of accidental death. After three years, the full death benefit is payable for any cause of death.

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

         Sixty-five percent of CSI's brokerage revenues come from the sale of non-standard auto insurance through two carriers. Thirteen percent of CSI's revenue comes from the sale of crop hail and multi-peril crop insurance through one carrier.

         CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company's multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, and group life and health insurance. CSMR has contracted with approximately 4,400 independent agents to write the Company's Guaranteed Issue and Simplified Issue whole life insurance. Fifty-eight percent of CSMR's brokerage revenues come from the sale of life and health insurance through three carriers.

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

         The Company is also required under these laws to file detailed annual reports with the supervisory agencies in each of the states in which it does business. Under the rules of the National Association of Insurance Commissioners ("NAIC"), the Company's records are examined periodically by one or more of the state supervisory agencies.

EMPLOYEES

         In addition to its principal officers, the Company shares 124 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employees' salaries, either based upon the Company's premium income in relation to the premium income of Mutual and Shield or the actual time expended on each company's affairs. The Company and its subsidiaries also have 36 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company's employees is subject to a collective bargaining agreement. The Company believes its employee relations are good.

COMPETITION

         The Company operates in a highly competitive industry. It competes with a large number of stock and mutual insurance companies. Larger stock and mutual insurance companies may have a competitive advantage in that they have greater financial and human resources that enable them to offer more diversified lines of coverage and develop new products faster. Mutual companies may also have an additional advantage compared to stock insurers because all profits of mutual companies accrue to the policyholders.

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



                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         On January 1, 2002, there were approximately 1,900 shareholders of the Company's common stock. The stock (symbol "CSLI") is traded over-the-counter on the NASDAQ National Market System. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:

                                    STOCK PRICE (1)            DIVIDEND
                                 HIGH             LOW          DECLARED
                                -------          -----         --------
2001

         First Quarter          $ 15.50           9.25             .04
         Second Quarter           12.97          10.95             .04
         Third Quarter            12.00           8.30             .04
         Fourth Quarter            9.65           8.98             .04


2000

         First Quarter          $  9.00           7.00             .04
         Second Quarter            8.63           7.13             .04
         Third Quarter             9.81           8.00             .04
         Fourth Quarter           11.50           8.25             .04


(1) The prices presented above are sale prices which represent price between broker-dealers and do not include mark-ups or mark-downs or any commission to the broker-dealer. Therefore, the prices presented above do not reflect prices in actual transactions.

ITEM 6.  SELECTED FINANCIAL DATA


                        TEN-YEAR SELECTED FINANCIAL DATA

                                         2001              2000             1999             1998              1997
                                     -------------      -----------      -----------     ------------      -----------
AS OF DECEMBER 31
Total assets                         $ 234,780,338      211,300,570      190,516,318      180,773,289      165,337,309
                                     -------------      -----------      -----------     ------------      -----------
Total liabilities                    $ 164,245,816      148,566,691      135,729,241      126,282,437      115,941,296
                                     -------------      -----------      -----------     ------------      -----------
Total shareholders' equity           $  70,534,522       62,733,879       54,787,077       54,490,852       49,396,013
                                     -------------      -----------      -----------     ------------      -----------
Book value per share                 $       11.13             9.89             8.66             8.56             7.72
                                     -------------      -----------      -----------     ------------      -----------
Closing price per share              $        9.60            11.50             8.63            14.88            15.25
                                     -------------      -----------      -----------     ------------      -----------
YEARS ENDED DECEMBER 31
Premiums                             $  30,220,737       26,816,523       23,302,097       19,935,354       17,620,184
                                     -------------      -----------      -----------     ------------      -----------
Net investment income, realized
   investment gains and brokerage
   income                            $  14,500,606       14,693,886       13,555,085       12,365,999       11,308,794
                                     -------------      -----------      -----------     ------------      -----------
Total revenue                        $  44,721,343       41,510,409       36,857,182       32,301,353       28,928,978
                                     -------------      -----------      -----------     ------------      -----------
Benefits and expenses                $  35,856,786       30,657,137       26,673,847       21,916,010       20,451,884
                                     -------------      -----------      -----------     ------------      -----------
Net income                           $   6,445,672        7,606,215        7,327,945        7,240,585        6,304,558
                                     -------------      -----------      -----------     ------------      -----------

Basic net income per share           $        1.02             1.20             1.16             1.13              .99
                                     -------------      -----------      -----------     ------------      -----------
Diluted net income per share         $         .99             1.18             1.14             1.10              .96
                                     -------------      -----------      -----------     ------------      -----------
Dividends per share                  $        .160             .160             .160             .160             .126
                                     -------------      -----------      -----------     ------------      -----------


                                          1996              1995             1994             1993             1992
                                     -------------      -----------      -----------     ------------      -----------

AS OF DECEMBER 31
Total assets                         $ 148,824,187      139,381,979      124,412,468      116,237,515      111,133,117
                                     -------------      -----------      -----------     ------------      -----------
Total liabilities                    $ 105,910,335       99,694,942       90,855,648       85,285,402       82,346,176
                                     -------------      -----------      -----------     ------------      -----------
Total shareholders' equity           $  42,913,852       39,687,037       33,556,820       30,952,113       28,786,941
                                     -------------      -----------      -----------     ------------      -----------
Book value per share                 $        6.71             6.23             5.28             5.10             4.74
                                     -------------      -----------      -----------     ------------      -----------
Closing price per share              $        7.60             4.80             3.63             3.20             2.77
                                     -------------      -----------      -----------     ------------      -----------

YEARS ENDED DECEMBER 31
Premiums                             $  15,400,543       15,061,541       15,128,529       13,535,407       14,475,370
                                     -------------      -----------      -----------     ------------      -----------
Net investment income, realized
   investment gains and brokerage
   income                            $   9,458,474        8,814,035        7,597,136        7,271,267        7,111,110
                                     -------------      -----------      -----------     ------------      -----------
Total revenue                        $  24,859,017       23,875,576       22,725,665       20,806,674       21,586,480
                                     -------------      -----------      -----------     ------------      -----------
Benefits and expenses                $  18,735,863       18,548,121       18,333,697       18,149,664       19,122,882
                                     -------------      -----------      -----------     ------------      -----------
Net income                           $   4,832,577        4,070,871        3,303,024        2,435,355        2,108,597
                                     -------------      -----------      -----------     ------------      -----------
Basic net income per share           $         .76              .64              .54              .40              .33
                                     -------------      -----------      -----------     ------------      -----------
Diluted net income per share         $         .74              .63              .51              .39              .33
                                     -------------      -----------      -----------     ------------      -----------
Dividends per share                  $        .102             .072             .060             .051             .068
                                     -------------      -----------      -----------     ------------      -----------

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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein. The Company disclaims any obligation to update any forward-looking information.

                                            RESULTS OF OPERATIONS
                                            (DOLLARS IN THOUSANDS)


PREMIUMS                                     2001          2000      INCREASE    1999      INCREASE
                                             ----          ----      --------    ----      --------
Guaranteed issue and simplified
    issue life insurance                    $10,530      $ 8,107       30%      $ 5,843       39%

Individual life insurance:
    Traditional life                          6,285        6,057        4%        5,848        4%
    Universal life                           12,373       11,759        5%       10,805        9%
                                            -------       ------                -------
       Total individual life insurance       18,658       17,816        5%       16,653        7%
                                            -------       ------                -------
Other lines                                   1,033          894       16%          806       11%
                                            -------       ------                -------

       TOTAL PREMIUMS                       $30,221      $26,817       13%      $23,302       15%
                                            =======      =======       ==       =======      ===

Guaranteed issue and simplified issue life insurance premiums continued to show significant growth for the three year period as a result of higher production by the Company's independent agency force which increased 13% to approximately 4,400 agents under contract at December 31, 2001 compared to approximately 3,900 in 2000 and approximately 2,700 in 1999. This product is also distributed by the Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company's exclusive agent producers. Growth in individual life premiums largely reflects the popularity of universal life payroll deduction products. The exclusive agency force of 299 as of December 31, 2001 compares to 282 as of the same date in 2000 and 283 in 1999. Other premiums consist of the Company's participation in a Federally sponsored group life pool and income from a closed block of individual accident and health business.

INVESTMENT INCOME

Net investment income increased 2% in 2001, 9% in 2000 and 5% in 1999 reflecting growth in the average investment portfolio. The annualized average yield decreased to 6.7% compared to 7.2% for 2000 and 7.0% for 1999 due to lower interest rates.

BROKERAGE COMMISSIONS

Exclusive agents sell products that the Cotton States Group does not underwrite (both life and property and casualty) but are provided through the Company's brokerage operations, and for which the Company receives override commission. Brokerage commissions for the year were flat due to decreased override commissions on the sale of life products. This was partially offset by a 5% increase in commissions on the sale of non-standard automobile policies. Brokerage commissions increased 10% in 2000 due primarily to increased sales of non-standard automobile policies. Brokerage commissions increased 19% in 1999 due to a new affiliation with an additional non-standard automobile insurance carrier at higher override commission rates.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed issue and simplified issue products are as follows (dollars in thousands):

                                                      2001                         2000                              1999
                                               -------------------         ----------------------           -------------------
                                               BENEFITS                    BENEFITS                         BENEFITS
                                                 AND        % OF             AND           % OF                AND       % OF
    BENEFITS AND CLAIMS                         CLAIMS     PREMIUM          CLAIMS        PREMIUM            CLAIMS     PREMIUM
                                               --------    -------         --------       -------           --------    -------
    Guaranteed issue and                       $7,656        73%            $5,729           71%             $3,358        57%
          simplified issue

    Individual life insurance:
        Traditional life                        4,622        73%             4,261           70%              4,305        74%

        Universal life                          4,201        34%             3,878           33%              3,136        29%
                                              -------                      -------                          -------
        Total individual life insurance         8,823        47%             8,139           46%              7,441        45%
                                              -------                      -------                          -------

    Other benefits and claims                   1,073       104%               932          104%                901       111%
                                              -------                      -------                          -------
            TOTAL BENEFITS AND CLAIMS         $17,552        58%           $14,800           55%            $11,700        50%
                                              =======                      =======                          =======

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Benefits and claims increased in 2001 primarily due to high mortality experience during the first quarter of 2001. Guaranteed issue and simplified issue experience in 2001 and 2000 is more indicative of the Company's expectations as the block of business matures. Due to the Company's small size, quarterly fluctuations, even when they remain within the normal range, do and will occur. In addition, the Company's general policy is to retain, with respects to individual life policies, generally no more than $100,000 of insurance on any one life and has also routinely purchased annual aggregate stop loss reinsurance coverage in excess of $10 million. The Company did not experience any impact on reinsurance costs as a result of the events of September 11, 2001.

The Company has reached partial settlement of a $900,000 reinsurance policy law suit initiated in the third quarter of 2001. To date, the Company has received $475,000 and continues to seek additional recoveries through already existing legal channels. Costs incurred as a result of this settlement were approximately $0.03 per diluted share. Other benefits and claims consist of participation in a Federally sponsored group life pool and benefits on a closed block of individual accident and health business.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to universal life contracts increased 6% reflecting growth in universal life policy accumulations. The annual interest rate credited to policyholders of universal life contracts was 6.2% for 2001, 2000, and 1999.

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs as a percentage of premium was 15% in 2001 compared to 12% in 2000 and 13% in 1999. The amortization of policy acquisition costs for 2000 reflected a favorable adjustment from updating actuarial assumptions. This adjustment represented the slow down of amortization as a result of higher estimated future profits from the improvement in mortality levels on universal life products. The after tax effect on net income for 2000 was $429,000 and $.07 per share. Amortization in 2001 reflects higher lapses in the traditional lines of business which reflects increased term rate competition in the market place.

Operating expense as a percentage of premiums was 28% for 2001 and 2000 and 31% in 1999. The Company continues to realize increasing cost efficiencies from digital imaging and automated policy processing technologies. As technological enhancements are implemented, the Company expects to further maximize operating efficiencies.

INCOME TAX EXPENSE

The effective tax rate for 2001 was 27% compared to 30% in 2000 and 28% in 1999. The three percentage point decrease is the result of the decrease in pretax income and an increase in the allowable small company deduction.


NET INCOME                                                                       PERCENTAGE                     PERCENTAGE
----------                                           2001         2000      INCREASE (DECREASE)   1999      INCREASE (DECREASE)
(dollars in thousands)                              ------       ------     -------------------  ------     ------------------
 Guaranteed issue and simplified issue              $  397       $  413            (4)%          $  943           (56)%
                                                    ------       ------                          -----
 Individual life insurance:
      Traditional                                      763        1,107           (31)%             805            38%
      Universal life                                 3,276        3,875           (16)%           3,654             6%
                                                    ------       ------                          -----
           Total individual life insurance           4,039        4,982           (19)%           4,459            12%
                                                    ------       ------                          -----
 Brokerage operations                                2,067        2,260            (9)%           2,014            12%
                                                    ------       ------                          -----
 Other lines                                          (57)         (49)           (16)%            (88)            44%
                                                    ------       ------                          -----
 Net Income                                         $6,446       $7,606           (15)%          $7,328             4%
                                                    ======       ======                          ======

Despite continued growth in premiums and more normal annual expense and mortality costs, 2001 results reflect higher mortality experienced in the first quarter in comparison to the prior year, resulting in a decrease in the Company's net income. In addition, 2000 results reflect a favorable adjustment to the amortization of policy acquisition costs resulting from updating actuarial assumptions.

                          CRITICAL ACCOUNTING POLICIES

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

INSURANCE RELATED ASSETS AND LIABILITIES

The Company establishes an insurance related asset for deferred policy acquisition costs, and insurance related liabilities for future policy benefits and claims relating to its insurance policies under contract. Such asset and liabilities are developed using actuarial principles and assumptions which consider a number of factors, including: investment yields, withdrawal rates, mortality and morbidity which are described in the Notes to the Consolidated Financial Statements ("Notes"). As described in the Notes, the Company accounts for its traditional individual life insurance policies using a net level premium method and assumptions as to the factors enumerated above and as disclosed in
Note 4. Generally, the Company's earnings in any given calendar year will not be impacted by differences in emerging experience on its traditional individual business unless such differences are severe enough to call into question the profitability of the entire block of traditional life business. The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. During 2001, 2000, and 1999, the Company experienced emerged mortality of 89%, 84% and 86% of expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

Further, as described in the Notes, the Company accounts for its interest-sensitive and universal life insurance policies and annuities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SFAS No. 97 requires the remeasurement of the Company's deferred acquisition costs each period in a manner that amortizes such deferred costs as a level percentage of actual emerged profit over the expected gross profits.

Each period, the Company estimates the relevant factors, based primarily on its emerging experience and uses this information to determine the assumptions underlying its asset and liability calculations. An extensive degree of judgment is used in this estimation process.

Any adjustments to prior period claim liabilities are included in the benefit expense of the period in which the need for the adjustment becomes known.

ACCOUNTING FOR INCOME TAXES

The Company accounts for income taxes using the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax expense recognized by the Company in any one year is impacted by the extent to which the Company qualifies for the small life company deduction. The small life company deduction is 60% of life insurance company taxable income up to a maximum taxable income of $3 million. This deduction is phased out on taxable income above $3 million up to and including a maximum of $15 million. To the extent, if any, that the Company's taxable income exceeds $3 million, its effective Federal income tax rate will increase.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The Company's insurance operations generate positive cash flows in excess of its immediate needs. Cash flows provided by operations were $15.6 million in 2001, $11.8 million in 2000, and $13.4 million in 1999.

Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $10.5 million from investment maturities and repayments in 2001, adding to available cash flows. Such proceeds were $7.2 million in 2000 and $8.3 million in 1999. When market opportunities arise, the Company disposes of selected debt securities available for sale to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $50.2 million in 2001, $3.4 million in 2000 and $8.1 million in 1999.

The Company's principal financing activity is payment of dividends to the Company's shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Under regulatory requirements, the amount of dividends that may be paid in 2002 by the Company to its shareholders without prior regulatory approval is approximately $3.0 million.

Other than noted above, the Company does not have any debt, lease obligations, purchase obligations, lines of credit, guarantees, off-balance sheet arrangements, trading activities involving non-exchange traded contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with the Company or the Company's related parties.

LIQUIDITY

Liquidity pertains to a company's ability to meet the demand for cash requirements of its business operations and financial obligations. The Company's two sources of short-term liquidity include its positive cash flow from operations and its portfolio of marketable securities as described above. The Company believes that these sources are sufficient to meet its liquidity needs in fiscal 2002.

INVESTMENTS

Since December 31, 2000, there has not been a material change in mix or credit quality of the Company's investment portfolio. All bond purchases have been available for sale and over 86% of the holdings at December 31, 2001 and 93% in 2000 are rated "A" or better by Standard & Poor's Corporation. For all fixed maturities, 14% in 2001 and 7% in 2000 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services. Due to the improvement in bond market conditions, the Company experienced an increase in the fair value of bonds of approximately $1,583,000 in 2001.

The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             AMORTIZED             ESTIMATED
                                                                COST               FAIR VALUE
                                                            ------------          ------------
         Held for investment:
             Due in one year or less                        $  4,003,365          $  4,112,940
             Due after one year through five years             7,548,835             7,847,164
                                                            ------------          ------------

                    Total                                   $ 11,552,200          $ 11,960,104
                                                            ============          ============

         Available for sale:
             Due in one year or less                        $  5,003,875          $  5,119,205
             Due after one year through five years            33,270,557            34,061,942
             Due after five years through 10 years            46,478,633            46,989,311
             Due after 10 years                               31,414,378            31,125,027
             Mortgage-backed securities                       14,136,358            14,669,325
                                                            ------------          ------------

                    Total                                   $130,303,801          $131,964,810
                                                            ============          ============

MORTGAGE LOANS

The Company's mortgage loan policy limits the amounts of loans to no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

                                                                         BOOK VALUE
                 NUMBER OF LOANS                                   (DOLLARS IN THOUSANDS)
                 ---------------
       DECEMBER 31,          DECEMBER 31,          STATE         DECEMBER 31,       DECEMBER 31,
       -------------         ------------          ------        ------------       ------------
           2001                  2000                               2001               2000
           ----                  ----                               ----               ----

             3                    3                Alabama          $ 113             $  130
             6                    6                Florida            320                354
            30                   36                Georgia          1,239              1,614
            --                   --                                ------             ------
            39                   45                                $1,672             $2,098
            ==                   ==                                ======             ======

Two loans representing $96,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 26%.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, became effective beginning January 1, 2001. However, due to the Company's limited use of derivative financial instruments, SFAS No. 133 did not impact the Company's consolidated financial position, results of operations or cash flows in 2001.

The FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 is not expected to have a material impact on the Company's financial position or results of operations.

Effective January 1, 2001, the State of Georgia adopted the National Association of Insurance Commissioner's Codification of Statutory Accounting Practices. The impact on the Company's statutory surplus upon adoption of the codification standards was not material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA-as rated by Standard & Poor's Corporation at December 31, 2001.

INTEREST RATE RISK

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company's fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at December 31, 2001 and December 31, 2000 had an effective duration of 4.2 years and 4.8 years, respectively.

The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical 100 and 200 basis point increase/decrease in interest rates on the fair values of the fixed investment portfolio. The selection of 100 and 200 basis point increases/decreases in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.

                                                                                                         HYPOTHETICAL
                                                                                    ESTIMATED FAIR       PERCENTAGE
                                                                                      VALUE AFTER          INCREASE
                                                          ESTIMATED CHANGE IN         HYPOTHETICAL      (DECREASE) IN
                                  ESTIMATED VALUE           INTEREST RATES             CHANGE IN         SHAREHOLDERS'
                                  DECEMBER 31, 2001        (BP-BASIS POINTS)         INTEREST RATES         EQUITY
                                -------------------------------------------------------------------------------------
                                (dollars in thousands)
Fixed Maturities - Held
      for Investment               $ 11,552                200 bp decrease                12,259               N/A
                                                           100 bp decrease                12,103               N/A
                                                           100 bp increase                11,816               N/A
                                                           200 bp increase                11,673               N/A

Fixed Maturities - Available       $131,965                200 bp decrease               144,839             18.3%
      for Sale                                             100 bp decrease               138,285              9.0%
                                                           100 bp increase               125,899             (8.6)%
                                                           200 bp increase               120,213            (16.7)%

The following table shows a comparison of average assumed interest rates for policy reserves and investment yields, based on amortized costs, for the years ended December 31.


              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999


                                                      2001           2000           1999
                                                     ------         ------         ------
Policies issued during year:
    Required interest on policy reserves              6.7%           6.7%           6.7%
    New money yield on investments                    5.4%           7.2%           7.5%

Policies inforce during year:
    Required interest on policy reserves              6.2%           6.2%           6.1%

Net investment yield                                  6.7%           7.2%           7.0%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                               DECEMBER 31,
                                                                   -----------------------------------
                          ASSETS                                       2001                  2000
                                                                   -------------         -------------
Investments:
  Fixed maturities, held for investment, at amortized
     cost                                                          $  11,552,200            15,057,092
  Fixed maturities, available for sale, at fair value                131,964,810           116,584,243
  Equity securities, at fair value                                     3,471,722             3,776,423
  First mortgage loans on real estate                                  1,671,989             2,097,616
  Policy loans                                                         9,661,247             8,841,008
  Other invested assets                                                1,000,000             1,000,000
                                                                   -------------         -------------
      Total investments                                              159,321,968           147,356,382
Cash and cash equivalents                                             13,187,601             6,437,904
Accrued investment income                                              2,592,977             2,465,951
Amounts receivable, principally premiums                               3,298,052             3,315,912
Amount due from reinsurers                                             4,233,046             4,376,910
Deferred policy acquisition costs                                     51,660,808            46,856,705
Other assets                                                             485,886               490,806
                                                                   -------------         -------------
                                                                   $ 234,780,338           211,300,570
                                                                   =============         =============
             LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                           $ 145,737,310           132,654,587
  Policy claims and benefits payable                                   2,196,620             2,298,224
                                                                   -------------         -------------
      Total policy liabilities and accruals                          147,933,930           134,952,811
Federal income taxes:
  Current                                                                332,624               576,889
  Deferred                                                             8,205,251             5,689,282
Other liabilities                                                      7,774,011             7,347,709
                                                                   -------------         -------------
      Total liabilities                                              164,245,816           148,566,691
                                                                   -------------         -------------
Shareholders' equity:
  Common stock of $1 par value.  Authorized 20,000,000
     shares; issued 6,754,504 shares                                   6,754,504             6,754,504
  Additional paid-in capital                                           1,496,417             1,496,417
  Accumulated other comprehensive income (loss), net of tax              818,720            (1,715,931)
  Retained earnings                                                   65,746,656            60,320,092
  Less:
     Unearned compensation - restricted stock                           (858,781)             (794,276)
     Treasury stock, at cost (419,076 shares in 2001 and
         409,076 shares in 2000)                                      (3,422,994)           (3,326,927)
                                                                   -------------         -------------
      Total shareholders' equity                                      70,534,522            62,733,879
                                                                   -------------         -------------

                                                                   $ 234,780,338           211,300,570
                                                                   =============         =============

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Earnings


                                                                   YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                            2001             2000             1999
                                                         -----------      -----------      -----------
Revenue:
  Premiums                                               $30,220,737       26,816,523       23,302,097
  Net investment income                                   10,282,623       10,090,780        9,252,370
  Realized investment gains                                   27,501          405,933          474,628
  Brokerage commissions                                    4,190,482        4,197,173        3,828,087
                                                         -----------      -----------      -----------
         Total revenue                                    44,721,343       41,510,409       36,857,182
                                                         -----------      -----------      -----------

Benefits and expenses:
  Benefits and claims                                     17,551,824       14,800,123       11,699,850
  Interest credited                                        5,527,001        5,198,089        4,736,078
  Amortization of deferred policy acquisition costs        4,466,712        3,214,110        3,041,566
  Operating expenses                                       8,311,250        7,444,815        7,196,353
                                                         -----------      -----------      -----------
         Total benefits and expenses                      35,856,787       30,657,137       26,673,847
                                                         -----------      -----------      -----------
         Income before Federal income taxes                8,864,556       10,853,272       10,183,335
                                                         -----------      -----------      -----------
Federal income taxes:
  Current                                                  1,461,027        2,114,917        1,764,630
  Deferred                                                   957,857        1,132,140        1,090,760
                                                         -----------      -----------      -----------
         Total Federal income taxes                        2,418,884        3,247,057        2,855,390
                                                         -----------      -----------      -----------
         Net income                                      $ 6,445,672        7,606,215        7,327,945
                                                         ===========      ===========      ===========
Basic income per share of
  common stock                                           $      1.02             1.20             1.16
                                                         ===========      ===========      ===========
Diluted income per share of
  common stock                                           $      0.99             1.18             1.14
                                                         ===========      ===========      ===========
Weighted-average number of shares used in
  computing income per share:
  Basic                                                    6,342,817        6,345,687        6,341,393
                                                         ===========      ===========      ===========
  Diluted                                                  6,519,933        6,466,069        6,444,202
                                                         ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity


                                                                            YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                 2001                2000               1999
                                                              ------------       ------------       ------------
Common stock - balance at beginning and
    end of year                                               $  6,754,504          6,754,504          6,754,504
                                                              ------------       ------------       ------------
Additional paid-in capital:
    Balance at beginning of year                                 1,496,417          1,528,178          1,478,639
    Treasury shares acquired                                            --            (83,304)           (91,286)
    Tax benefit arising from issuance of
       restricted stock                                                 --             51,543            140,825
                                                              ------------       ------------       ------------
    Balance at end of year                                       1,496,417          1,496,417          1,528,178
                                                              ------------       ------------       ------------
Accumulated other comprehensive income (loss):
    Balance at beginning of year                                (1,715,931)        (3,466,876)         1,779,920
    Change in unrealized gains (losses):
       Unrealized gains (losses) during year                     4,582,686          3,313,133         (9,637,850)
       Deferred (taxes) benefit                                 (1,558,113)        (1,126,466)         3,276,869
       Deferred acquisition cost adjustment                       (489,922)          (435,722)         1,114,185
                                                              ------------       ------------       ------------
       Other comprehensive income (loss)                         2,534,651          1,750,945         (5,246,796)
                                                              ------------       ------------       ------------
    Balance at end of year                                         818,720         (1,715,931)        (3,466,876)
                                                              ------------       ------------       ------------
Retained earnings:
    Balance at beginning of year                                60,320,092         53,732,985         47,420,827
    Net income                                                   6,445,672          7,606,215          7,327,945
    Dividends of $.16 per share in 2001,
       2000, and 1999                                           (1,019,108)        (1,019,108)        (1,015,787)
                                                              ------------       ------------       ------------
    Balance at end of year                                      65,746,656         60,320,092         53,732,985
                                                              ------------       ------------       ------------
Unearned compensation - restricted stock:
    Balance at beginning of year                                  (794,276)          (362,458)          (317,860)
    Shares awarded                                                (489,231)          (490,964)          (353,004)
    Compensation expense recorded                                  424,726             59,146            308,406
                                                              ------------       ------------       ------------
    Balance at end of year                                        (858,781)          (794,276)          (362,458)
                                                              ------------       ------------       ------------
Treasury stock:
    Balance at beginning of year                                (3,326,927)        (3,399,256)        (2,625,178)
    Cost of shares purchased (10,000 in 2001,
       24,000 in 2000, and 75,000 in 1999)                         (96,067)          (145,945)        (1,007,156)
    Cost of shares issued (0 in 2001,
       49,910 shares in 2000, and 43,502 shares in 1999)                --            218,274            233,078
                                                              ------------       ------------       ------------
    Balance at end of year                                      (3,422,994)        (3,326,927)        (3,399,256)
                                                              ------------       ------------       ------------
               Total shareholders' equity                     $ 70,534,522         62,733,879         54,787,077
                                                              ============       ============       ============


See accompanying notes to consolidated financial statements.

        COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows


                                                                             YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    2001              2000                1999
                                                                ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                    $  6,445,672          7,606,215          7,327,945
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Increase in policy liabilities and accruals                  12,981,119         10,891,757         10,182,099
     (Increase) in deferred policy acquisition costs              (5,294,025)        (6,028,610)        (5,079,456)
     Change in liability for income taxes                            713,591          1,054,461          1,820,865
     Decrease (Increase) in amounts receivable
        and amounts recoverable from reinsurers                      161,724         (1,211,138)        (1,441,681)
     Decrease (Increase) in deferred compensation accruals           426,864           (133,818)           141,321
     Decrease (Increase) in unearned policy charges                 (139,067)           (51,501)           117,790
     Other, net                                                      270,059           (371,611)           290,713
                                                                ------------       ------------       ------------
         Net cash provided by operating
           activities                                             15,565,937         11,755,755         13,359,596
                                                                ------------       ------------       ------------
Cash flows from investing activities:
  Purchase of fixed maturities available for sale                (67,827,757)       (20,141,334)       (27,539,338)
  Purchase of equity securities                                   (1,972,576)        (2,636,020)        (3,236,452)
  Sale of fixed maturities available for sale                     50,204,028          3,403,849          8,059,060
  Sale of equity securities                                        1,970,150          1,496,638            704,605
  Proceeds from maturities of fixed maturities
    held for investment                                            3,500,000          1,010,000            500,000
  Proceeds from maturity and redemption of
    fixed maturities available for sale                            7,043,398          6,154,391          7,751,371
  First mortgage loans originated                                         --                 --           (178,000)
  Principal collected on first mortgage loans                        425,627            801,141            810,971
  Net increase in policy loans                                      (820,239)          (249,399)          (435,857)
  Other, net                                                        (223,696)          (232,568)           (36,186)
                                                                ------------       ------------       ------------
         Net cash used in investing activities                    (7,701,065)       (10,393,302)       (13,599,826)
                                                                ------------       ------------       ------------

Cash flows from financing activities:
  Cash dividends paid                                             (1,019,108)        (1,019,108)        (1,015,787)
  Purchase of treasury stock                                         (96,067)          (145,945)        (1,007,156)
  Stock issued under executive compensation plans                         --            134,970            233,078
                                                                ------------       ------------       ------------
         Net cash used in financing activities                    (1,115,175)        (1,030,083)        (1,789,865)
                                                                ------------       ------------       ------------
         Net increase (decrease) in cash and
           cash equivalents                                        6,749,697            332,370         (2,030,095)

Cash and cash equivalents:
  Beginning of year                                                6,437,904          6,105,534          8,135,629
                                                                ------------       ------------       ------------
  End of year                                                   $ 13,187,601          6,437,904          6,105,534
                                                                ============       ============       ============
Supplemental disclosures of cash paid during
  the year - income taxes                                       $  1,705,292          2,156,832          1,034,326
                                                                ============       ============       ============


See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                                    YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------
                                                          2001               2000              1999
                                                       -----------       -----------       -----------
Net income                                             $ 6,445,672         7,606,215         7,327,945
                                                       -----------       -----------       -----------
Other comprehensive income (loss) before tax:
   Unrealized gains (losses) on securities
     available for sale                                  4,120,265         3,283,344        (8,049,037)
   Reclassification adjustment for realized gains
          included in net earnings                         (27,501)         (405,933)         (474,628)
                                                       -----------       -----------       -----------
       Total other comprehensive income
          (loss) before tax                              4,092,764         2,877,411        (8,523,665)
   Income tax expense (benefit) related to items
     of other comprehensive income (loss)                1,558,113         1,126,466        (3,276,869)
                                                       -----------       -----------       -----------
       Other comprehensive income (loss),
          net of tax                                     2,534,651         1,750,945        (5,246,796)
                                                       -----------       -----------       -----------
       Total comprehensive income                      $ 8,980,323         9,357,160         2,081,149
                                                       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which vary in certain respects from reporting practices prescribed or permitted by the Insurance Department of the State of Georgia. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Accounts that the Company deem to be acutely sensitive to changes in estimates include deferred policy acquisition costs and future policy benefits. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from estimates.

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

                  RECOGNITION OF PREMIUMS AND BROKERAGE INCOME

                  Premiums on traditional life and accident and health insurance policies are recognized as income when due. Premiums on universal life policies are recognized when earned.

                  CSI and CSMR receive commissions on insurance policies written by the Company's agents on behalf of unaffiliated insurance companies. This income is recognized when the related insurance policies are written as reported by the insurance companies with which the business is placed.

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

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


                  DEFERRED POLICY ACQUISITION COSTS

                  The costs of acquiring most new individual life business are deferred and amortized with interest over the premium-paying period of the related policies. For traditional life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract's annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $9,831,000 in 2001, $9,313,000 in 2000, and $8,121,000 in
                  1999.

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

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


                  STOCK BASED COMPENSATION

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based compensation. As such, compensation expense would generally only be recorded if the current market price of the underlying stock on the date of grant exceeded the exercise price.

                  EARNINGS PER SHARE

                  The following table summarizes information relating to the calculation of basic and diluted earnings per share of common stock:

                                                                           YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                                      2001                          2000                         1999
                                          --------------------------    ----------------------------  ----------------------------
                                             INCOME         SHARES         INCOME         SHARES        INCOME          SHARES
                                           (NUMERATOR)   (DENOMINATOR)   (NUMERATOR)   (DENOMINATOR)  (NUMERATOR)    (DENOMINATOR)
                                          -------------  -------------  -------------  -------------  -------------  -------------
                  Data for Basic
                  EPS calculation         $   6,445,672      6,342,817  $   7,606,215      6,345,687  $   7,327,945      6,341,393

                      Effect of dilutive
                         securities:
                         Options                     --         13,898             --          2,655             --         35,953
                  Restricted stock                   --        163,218             --        117,727             --         66,856
                                          -------------  -------------  -------------  -------------  -------------  -------------
                  Data for Diluted EPS
                    calculation           $   6,445,672      6,519,933  $   7,606,215      6,466,069  $   7,327,945      6,444,202
                                          =============  =============  =============  =============  =============  =============

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  Financial Accounting Standards Board ("FASB") SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, became effective beginning January 1, 2001. However, due to the Company's limited use of derivative financial instruments, SFAS No. 133 had no impact on the Company's consolidated financial position, results of operations or cash flows.

                  The FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143, and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 is not expected to have a material impact on the Company's financial position or results of operations.

                  Effective January 1, 2001, the State of Georgia adopted the National Association of Insurance Commissioner's Codification of Statutory Accounting Practices. The impact on the Company's statutory surplus upon adoption of the codification standards was not material.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


(2)      INVESTMENTS

         The amortized cost and estimated fair values of investments in debt and equity securities as of December 31, 2001 and 2000 are as follows:


                                                                             2001
                                                 ------------------------------------------------------------
                                                                    GROSS          GROSS           ESTIMATED
                                                   AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                     COST           GAINS          LOSSES           VALUE
                                                 ------------    ------------    ------------    ------------
         Held for investment:
             Debt securities issued by
               foreign governments               $    999,765           4,595              --       1,004,360
               Corporate securities                10,552,435         440,505          37,196      10,955,744
                                                 ------------    ------------    ------------    ------------

                    Total                        $ 11,552,200         445,100          37,196      11,960,104
                                                 ============    ============    ============    ============

         Available for sale:
             U.S. Treasury securities and
               obligations of U.S. government
               corporations and agencies         $ 36,763,922         592,847          66,614      37,290,155
             Corporate securities                  79,403,521       1,681,550       1,079,741      80,005,330
             Mortgage-backed securities            14,136,358         532,967              --      14,669,325
                                                 ------------    ------------    ------------    ------------

                    Total                        $130,303,801       2,807,364       1,146,355     131,964,810
                                                 ============    ============    ============    ============

         Equity securities                       $  3,673,660         194,661         396,599       3,471,722
                                                 ============    ============    ============    ============

                                                                             2000
                                                 ------------------------------------------------------------
                                                                    GROSS           GROSS         ESTIMATED
                                                   AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                                     COST           GAINS           LOSSES          VALUE
                                                 ------------    ------------    ------------    ------------
         Held for investment:
             U.S. Treasury securities and
               obligations of U.S. government
               corporations and agencies         $  1,499,749           1,661              --       1,501,410
             Debt securities issued by
               foreign governments                  1,997,221          33,509              --       2,030,730
             Corporate securities                  11,560,122         139,103          17,437      11,681,788
                                                 ------------    ------------    ------------    ------------

                    Total                        $ 15,057,092         174,273          17,437      15,213,928
                                                 ============    ============    ============    ============

         Available for sale:
             U.S. Treasury securities and
               obligations of U.S. government
               corporations and agencies         $ 10,070,642         233,263          55,365      10,248,540
             Corporate securities                  93,023,780         932,663       4,570,878      89,385,565
             Mortgage-backed securities            16,718,625         245,121          13,608      16,950,138
                                                 ------------    ------------    ------------    ------------

                    Total                        $119,813,047       1,411,047       4,639,851     116,584,243
                                                 ============    ============    ============    ============

         Equity securities                       $  3,671,233         506,060         400,870       3,776,423
                                                 ============    ============    ============    ============

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           AMORTIZED       ESTIMATED
                                                             COST          FAIR VALUE
                                                          ------------    ------------
         Held for investment:
             Due in one year or less                      $  4,003,365       4,112,940
             Due after one year through five years           7,548,835       7,847,164
                                                          ------------    ------------

                    Total                                 $ 11,552,200      11,960,104
                                                          ============    ============

         Available for sale:
             Due in one year or less                      $  5,003,875       5,119,205
             Due after one year through five years          33,270,557      34,061,942
             Due after five years through 10 years          46,478,633      46,989,311
             Due after 10 years                             31,414,378      31,125,027
             Mortgage-backed securities                     14,136,358      14,669,325
                                                          ------------    ------------

                    Total                                 $130,303,801     131,964,810
                                                          ============    ============


Bonds with amortized cost of $1,878,000 at December 31, 2001 were on deposit with state regulatory authorities in accordance with statutory requirements.

Realized and unrealized gains and losses on investments for the years ended December 31, were as follows:

                                                   2001              2000              1999
                                                -----------       -----------       -----------
Realized gains (losses) on sales and
      redemptions of investments:
      Fixed maturities available for sale:
        Gross gains                             $   874,785            92,433           263,967
        Gross losses                               (709,279)           (9,213)             (822)
                                                -----------       -----------       -----------
           Net realized gains                       165,506            83,220           263,145
                                                -----------       -----------       -----------

      Equity securities:
        Gross gains                                 218,976           450,315           244,159
        Gross losses                               (356,981)         (127,602)          (32,676)
                                                -----------       -----------       -----------
           Net realized (losses) gains             (138,005)          322,713           211,483
                                                -----------       -----------       -----------

           Total                                     27,501           405,933           474,628
                                                -----------       -----------       -----------
Changes in unrealized gains (losses):
    Fixed maturities held for investment            251,068           257,944          (946,135)
    Fixed maturities available for sale           4,889,813         3,299,306        (9,729,213)
    Equity securities                              (307,128)           13,827            91,363
                                                -----------       -----------       -----------
           Net unrealized gains (losses)          4,833,753         3,571,077       (10,583,985)
                                                -----------       -----------       -----------

           Total realized and unrealized
             gains (losses)                     $ 4,861,254         3,977,010       (10,109,357)
                                                ===========       ===========       ===========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


         Details of net investment income are as follows:

                                                          2001             2000             1999
                                                       -----------      -----------      -----------
         Investment income:
             Fixed maturities held for investment      $   923,838        1,052,274        1,104,486
             Fixed maturities available for sale         8,405,376        8,063,799        7,241,794
             Equity securities                              44,357           36,582            8,140
             First mortgage loans                          166,808          192,450          259,558
             Policy loans                                  675,825          616,130          600,219
             Short-term investments                        296,987          319,935          283,324
                                                       -----------      -----------      -----------
                    Total investment income             10,513,191       10,281,170        9,497,521

             Less investment expenses                      230,568          190,390          245,151
                                                       -----------      -----------      -----------

                    Net investment income              $10,282,623       10,090,780        9,252,370
                                                       ===========      ===========      ===========

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

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


                  The estimated fair values and carrying values of the Company's financial instruments at December 31, 2001 and 2000 are the same except for investment securities which are detailed in footnote 2 and mortgage loans as follows:


                                              MORTGAGE LOANS
                                        -------------------------
                                         CARRYING         FAIR
                                          AMOUNT          VALUE
                                        -----------     ---------
                          2001          $ 1,671,989     1,715,738
                          2000          $ 2,097,616     2,126,289

(4)      FUTURE POLICY BENEFITS AND REINSURANCE

         The composition of future policy benefits, and the significant assumptions used in their development, are as follows (dollars in thousands):

                                      FUTURE POLICY                                 ASSUMPTIONS
                                        BENEFITS           -------------------------------------------------------------------
                                 ----------------------      YEARS
         LINE OF BUSINESS           2001         2000      OF ISSUE     INTEREST RATES       MORTALITY             WITHDRAWALS
         ----------------        ---------     --------    ---------    --------------       ---------             -----------
         Life:
           Individual            $   3,518        3,632     l956-65     4%                 l955-60 Basic Table     Company
                                                                                           Select and Ultimate     experience

           Individual                8,012        8,059     l966-79     6.5% -  5% (A)     Same as above           Same as above

           Individual                5,197        5,498     l980-88     7.5% -  6% (A)     l965-70 Basic Table     Same as above
                                                                                           Select and Ultimate

           Individual               25,313       19,748     1989-01     7.5% -  6% (A)     1975-80 Basic Table     Same as above
                                                                                           Select and Ultimate

           Individual                4,721        4,611     Various     3.5% -  2.5%       Statutory               Same as above

           Annuities and                                                                   Accumulated             Same as above
             universal life         98,942       91,071     Various     6.25% - 4.5%       account value

         Group                           5            5     Various             ---        Unearned premiums          ---
                                 ---------     --------
                                   145,708      132,624

         Accident and health -
           Individual                   29           31     Various     3%                        ---                 ---
                                 ---------     --------

           Total future
             policy
             benefits            $ 145,737      132,655
                                 =========     ========


       (A)  Interest rates are graded to the ultimate rate in 25 years.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


         The Company participates in certain business assumed from Federally sponsored group pools. Further, it is the Company's general policy to reinsure individual life insurance in excess of $100,000, group life insurance in excess of $55,000, major medical payments in excess of $85,000 annually per individual, accidental deaths, and certain disability income coverage.

         Amounts ceded under reinsurance agreements become liabilities of the Company should the reinsurers be unable to meet their obligations under the reinsurance agreements.

         The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:

                                          2001               2000               1999
                                      ------------       ------------       ------------
         Premiums:
             Direct premiums          $ 33,660,529         30,346,024         26,554,116
             Reinsurance assumed           923,435            766,213            667,688
             Reinsurance ceded          (4,363,227)        (4,295,714)        (3,919,707)
                                      ------------       ------------       ------------

                    Net premiums      $ 30,220,737         26,816,523         23,302,097
                                      ============       ============       ============

         Benefits and claims:
             Reinsurance assumed      $    903,187            751,279            660,555
                                      ============       ============       ============
             Reinsurance ceded        $  4,774,926          4,230,022          4,381,820
                                      ============       ============       ============

(5)      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 2001 and 2000 is composed of the tax-effected temporary differences related to the following amounts:

                                                              2001               2000
                                                           ------------      ------------
         Deferred tax assets:
             Fixed maturities available for sale           $         --         1,097,793
             Equity securities                                   68,659                --
             Life insurance reserves                          6,205,996         5,840,261
             Unearned mortality and expense charges             855,149           860,596
             Postretirement health benefits liability            79,625            84,945
             Deferred compensation                              290,968           145,834
             Other, net                                         356,678           280,477
                                                           ------------      ------------
                    Total deferred tax assets                 7,857,075         8,309,906
                                                           ------------      ------------

         Deferred tax liabilities:
             Fixed maturities available for sale                564,743                --
             Equity securities                                       --            35,765
             Deferred policy acquisition costs               15,328,987        13,808,705
             Due and unpaid premiums                             99,475            95,963
             Other, net                                          69,121            58,755
                                                           ------------      ------------
                    Total deferred tax liabilities           16,062,326        13,999,188
                                                           ------------      ------------

                    Net deferred tax liability             $  8,205,251         5,689,282
                                                           ============      ============

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


         SFAS No. 109, Accounting for Income Taxes, specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled "policyholders' surplus" created by Federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled "shareholders' surplus." The balance in the "policyholders' surplus" account at December 31, 2001 was $4,203,000. The balance in the "shareholders' surplus" account at December 31, 2001 was $54,254,000. The Company does not anticipate any of the "policyholders' surplus" account becoming taxable in the foreseeable future.

         In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that all of its deferred tax assets are realizable. Therefore, no valuation allowance was established at December 31, 2001 and 2000.

         Federal income tax expense is less than amounts determined by multiplying earnings before Federal income taxes by the Federal tax rate of 35%. The reason for such difference and the tax effect of each are as follows:

                                                                     2001              2000              1999
                                                                  -----------       -----------       -----------
         Federal income tax expense at
             statutory rate                                       $ 3,102,595         3,798,645         3,564,167
         Special deductions available to small
             Life insurance companies                                (611,156)         (559,193)         (572,553)
         Surtax exemption                                             (71,184)          (92,163)          (87,946)
         Other, net                                                    (1,371)           99,768           (48,278)
                                                                  -----------       -----------       -----------

                    Total Federal income taxes                    $ 2,418,884         3,247,057         2,855,390
                                                                  ===========       ===========       ===========

(6) RETIREMENT PLANS, OTHER POSTRETIREMENT BENEFIT PLANS AND DEFERRED COMPENSATION PLANS

         The Company, in conjunction with Cotton States Mutual ("Mutual") and Shield Insurance Company ("Shield"), affiliates, sponsors a non-contributory defined benefit pension plan covering all eligible employees. Plan benefits are based on the age of the employee, the employee's average salary for the highest five consecutive years of compensation and the employee's years of service. The Company's funding policy is to make annual contributions sufficient to fund the plan's normal cost (current service cost) plus amortization of the unfunded prior service cost. The Company and its affiliates are charged the allocable share of such contributions based on their proportionate share of payroll.

         In addition to pension benefits, the Company has a plan which provides for postretirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company accrues benefits on a current basis and the plan is not funded.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

The following table summarizes plan assets, obligations, pension cost and assumptions of the pension plan and other postretirement benefit plan as of December 31, 2001 and 2000.


                                                                 PENSION BENEFITS               OTHER BENEFITS
                                                                2001           2000           2001           2000
                                                             -----------    -----------    -----------    -----------
         Change in benefit obligation:
            Benefit obligation at beginning of year          $ 1,174,763      1,156,906    $   152,508        136,305
            Benefits accrued/service cost                         65,342         27,521          3,010          2,575
            Interest                                              89,430         88,052         11,383          9,634
            Actuarial gain or loss                                    --             --         (4,072)        35,548
            Benefits paid                                       (113,785)      (112,501)       (18,238)       (31,554)
            Plan amendments                                           --         14,875             --             --
                                                             -----------    -----------    -----------    -----------

            Benefit obligation at end of year                $ 1,215,750      1,174,853    $   144,591        152,508
                                                             ===========    ===========    ===========    ===========

         CHANGE IN PLAN ASSETS:
            Fair value of plan assets at beginning of year   $ 1,816,378      1,936,254    $        --             --
            Actual return on plan assets                         (15,252)            12             --             --
            Administrative expenses                              (16,571)        (7,387)            --             --
            Benefits paid                                       (113,785)      (112,501)            --             --
                                                             -----------    -----------    -----------    -----------

            Fair value of plan assets at end of year         $ 1,670,770      1,816,378    $        --             --
                                                             ===========    ===========    ===========    ===========

         FUNDED STATUS:
            Funded status                                    $  (354,987)       (90,403)   $  (144,591)      (152,508)
            Unamortized prior service cost                        34,183         37,119             --             --
            Unrecognized net gain or loss                        (63,346)      (261,221)       (89,599)       (97,330)
            Unrecognized transition asset                        (10,000)       (18,000)            --             --
                                                             -----------    -----------    -----------    -----------

            Accrued liabilities                              $  (394,150)      (332,505)   $  (234,190)      (249,838)
                                                             ===========    ===========    ===========    ===========

         BENEFIT OBLIGATION FOR NON-VESTED EMPLOYEES         $    20,012         16,220    $        --             --
                                                             ===========    ===========    ===========    ===========

         COMPONENTS OF NET PERIODIC BENEFIT COST:
            Service cost                                     $    93,563         86,514    $     3,010          2,575
            Interest cost                                        135,507        124,313         11,383          9,634
            Expected return on plan assets                      (130,659)      (136,227)            --             --
            Amortization of unrecognized transition asset         (8,000)        (8,000)            --             --
            Amount of unrecognized gains and losses                   --         (7,891)       (14,393)       (12,209)
            Amount of prior service cost recognized                2,936          2,936             --             --
                                                             -----------    -----------    -----------    -----------

            Total net periodic benefit cost                  $    93,347         61,645    $        --             --
                                                             ===========    ===========    ===========    ===========

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


         SIGNIFICANT ACTUARIAL ASSUMPTIONS:


                                                                  PENSION BENEFITS              OTHER BENEFITS
                                                                 2001           2000           2001        2000
                                                               --------       --------       --------     --------

         Discount rate                                           6.21%          6.31%          7.25%          7.50%
         Rate of compensation increase                           5.00           5.00             --             --
         Expected long-term rate of return
            on plan assets                                       8.25           8.25             --             --
         Projected increase in health care costs                   --             --           5.00           5.00

         A 1% annual increase in assumed health care cost would increase the accumulated postretirement benefit obligation at December 31, 2001 by approximately $5,500 and the service and interest cost components of the net periodic postretirement benefit cost for 2001 by $400. A 1% annual decrease in the assumed health care costs would decrease the accumulated postretirement benefit obligation at December 31, 2001 by approximately $5,000 and the service and interest components of the net periodic postretirement benefit cost by $375.

         The Company also sponsors a defined contribution plan for the benefit of the Company's employees and the employees of affiliated companies. Matching contributions by the Company vary and are determined by the Company's prior year profitability measured by return on equity. The Company's matching contributions were $38,000 in 2001, $43,838 in 2000 and $36,451 in 1999.


(7)      TRANSACTIONS WITH AFFILIATES

         Mutual, through its wholly owned subsidiary, Shield, controls approximately 33% of the Company's outstanding common stock. Most officers and directors of the Company hold similar positions with these affiliates.

         Certain general expenses are allocated to the Company from its affiliates. These expenses, such as salaries, advertising, rents, etc., represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company's premium. Expenditures allocated to the Company amounted to $3,992,556 in 2001, $3,386,739 in 2000, and $2,957,431 in 1999. At December 31, 2001 and 2000, the
         Company owed Mutual $186,482 and $393,926, respectively.

         The Company expensed pension costs of $93,347 in 2001, $61,645 in 2000, and $63,354 in 1999.

         Rent for use of software of $106,000 in 2001, 2000, and 1999, has been charged to the affiliated companies.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


(8)      STOCK-BASED COMPENSATION

         The Company has various stock option plans for the Company's officers and key employees, as well as directors.

         The Company accounts for its various stock-based compensation as expense, recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

         Under the employee plan, options may be granted to purchase up to 937,500 shares of the Company's common stock at a per share price of not less than 100% of fair market value at date of grant. Under the directors' plan, options are granted based on the level of directors' fees at a per share price of 50% of fair market value at date of grant. The employee and directors' options have a term of 10 years and are not subject to any vesting requirements. The weighted-average remaining contractual life on options outstanding at December 31, 2001 is 7.4 years. The weighted-average grant date fair value of options granted during 2001, 2000, and 1999 was $7.69, $5.42, and $9.58, respectively.
         Stock option transactions are summarized below:

                                                                          Years Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                           Weighted                      Weighted                       Weighted
                                                            Average                       Average                        Average
                                                           Excercise                     Excercise                      Excerise
                                             2001           Price           2000           Price          1999            Price
                                          -----------    -----------    -----------     -----------    -----------     -----------
         Options outstanding
           at January 1                        70,532    $      4.41         91,541     $      3.82        107,670     $      3.32
         Granted                               16,602           5.75         17,541            4.31          8,736            7.44
         Exercised                                 --             --        (38,550)           2.96        (24,865)           2.96
                                          -----------    -----------    -----------     -----------    -----------     -----------
         Options outstanding
           at December 31                      87,134    $      4.67         70,532     $      4.41         91,541     $      3.82
                                          -----------    -----------    -----------     -----------    -----------     -----------
         Options exercisable
           at December 31                      87,134                        70,532                         91,541
         Options available for grant
           at December 31                     530,045                       546,647                        564,188
                                          -----------    -----------    -----------     -----------    -----------     -----------

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


         The following table summarizes information about stock options outstanding at December 31, 2001:


                                         Options Outstanding and Exerciseable
                                      ------------------------------------------
                                                        Weighted
                                                         Average        Weighted
                                                       Remaining        Average
                       Range of          Number       Contractual       Exercise
                    Exercise Price    Outstanding    Life in Years       Price
                    --------------    -----------    -------------      --------
                    $    0 - 2.40        21,314           4.8           $  2.31
                      3.80 - 4.31        31,533           7.7              4.08
                      5.75 - 7.63        34,287           8.7              6.67
                    --------------    -----------    -------------      --------
                    $    0 - 7.63        87,134           7.4           $  4.67
                    --------------    -----------    -------------      --------


         In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight-line method over the vesting period of the awards. The Company awarded 47,439, 63,225, and 29,298 shares of restricted stock under such plans during 2001, 2000, and 1999, respectively. The weighted-average grant date fair value of such shares was $9.83, $7.04, and $11.41, respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was $427,000, $57,000, and $308,000, in 2001, 2000, and,
         1999, respectively.

         In accordance with APB Opinion No. 25, $519,000, $125,000, and $373,000, in compensation expense has been recorded in 2001, 2000, and 1999, respectively, for the various stock option and restricted stock awards granted in 2001, 2000, and 1999. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999


                                                          YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                 2001               2000                1999
                                            -------------        -----------        -----------
         Net income:
             As reported                    $   6,445,672          7,606,215          7,327,945
             Pro forma                          6,420,950          7,587,201          7,314,529

         Basic net income per share:
             As reported                             1.02               1.20               1.16
             Pro forma                               1.01               1.20               1.15

         Diluted net income per share:
             As reported                              .99               1.18               1.14
             Pro forma                                .98               1.17               1.14

         The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of five years for options and seven years for restricted stock awarded in 1999, and three years for restricted stock awarded in 2001 and 2000; expected dividend yield of 1.60% for 2001 grants and 2.10% for all other years; risk-free interest rate of 4.5% for 2001, 5.0% for 2000 and 5.50% for 1999; and an expected volatility of 65% for 2001 grants, 58% for 2000 grants, and 52% for 1999 grants.

(9)      STATUTORY FINANCIAL STATEMENTS

         Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. Material differences resulting from these accounting practices include: deferred policy acquisition costs; statutory non-admitted assets are recognized under GAAP accounting; statutory investment valuation reserves are not recognized under GAAP accounting; premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders' accounts under GAAP; different assumptions are used in calculating future policyholders' benefits; and different methods are used for calculating valuation allowances and deferred Federal income taxes for statutory and GAAP purposes.

         Net income and shareholders' equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 2001 is as follows:

                                                  2001             2000             1999
                                              ------------     ------------      -----------
         Statutory net income                 $  2,258,801        8,109,372        2,686,569

         Statutory shareholders' equity       $ 34,431,844       33,330,254       28,607,689

         The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the expressed permission of the Georgia Insurance Department is obtained. Dividend payments to shareholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 2001 was approximately $30,000,000. The excess of retained earnings determined in accordance with GAAP over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to approximately $3,000,000 in 2002 without prior regulatory approval.

             COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(10)     LITIGATION

         The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

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


                                                                        2001               2000               1999
                                                                    ------------       ------------       ------------
         Individual life insurance:
              Premiums                                              $ 18,658,255         17,816,354         16,653,463
              Net investment income                                    9,458,445          9,403,578          8,837,008
              Realized investment gains                                   24,969            160,104            254,052
                                                                    ------------       ------------       ------------
                      Total revenue                                   28,141,669         27,380,036         25,744,523

              Policyholder benefits and claims                         8,821,942          8,139,214          7,436,953
              Interest credited                                        5,527,001          5,198,089          4,736,078
              Operating expenses                                       8,505,751          7,103,512          7,525,275
                                                                    ------------       ------------       ------------
                      Total benefits and expenses                     22,854,694         20,440,815         19,698,306
                                                                    ------------       ------------       ------------
                  Operating profit                                     5,286,975          6,939,221          6,046,217
                                                                    ------------       ------------       ------------

         Guaranteed issue and simplified issue life insurance:
              Premiums                                                10,529,996          8,106,634          5,843,177
              Net investment income                                      775,780            540,200            316,301
              Realized investment gains                                    2,532              9,670              9,093
                                                                    ------------       ------------       ------------
                      Total revenue                                   11,308,308          8,656,504          6,168,571

              Policyholder benefits and claims                         7,656,444          5,728,786          3,358,022
              Operating expenses                                       3,132,154          2,368,914          1,616,158
                                                                    ------------       ------------       ------------
                      Total benefits and expenses                     10,788,598          8,097,700          4,974,180
                  Operating profit                                       519,710            558,804          1,194,391
                                                                    ------------       ------------       ------------

         Brokerage:
              Brokerage commissions                                    4,190,482          4,197,173          3,828,087
              Net investment income                                       48,397            147,003             99,061
              Realized investment gains                                       --            236,160            211,483
                                                                    ------------       ------------       ------------
                      Total revenue                                    4,238,879          4,580,336          4,138,631

              Operating expenses                                       1,106,448          1,154,992          1,086,777
                                                                    ------------       ------------       ------------
                  Operating profit                                     3,132,431          3,425,344          3,051,854
                                                                    ------------       ------------       ------------

         Combined operating profit                                     8,939,116         10,923,369         10,292,462
         Group life insurance and individual
              accident and health results                                (74,560)           (70,097)          (109,127)
                                                                    ------------       ------------       ------------

         Income before Federal income taxes                         $  8,864,556         10,853,272         10,183,335
                                                                    ============       ============       ============

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
COTTON STATES LIFE INSURANCE COMPANY:


We have audited the accompanying consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


         /s/KPMG LLP
         Atlanta, Georgia
         February 26, 2002

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


           /s/   J. Ridley Howard                   /s/  William J. Barlow
           ----------------------                   -------------------------
           J. Ridley Howard                         William J. Barlow, CPA
           Chairman of the Board,                   Vice President/Controller
           President and Chief                      and Assistant Treasurer
           Executive Officer

QUARTERLY RESULTS

The following is a summary of the unaudited quarterly results of operations for the three years ended December 31, 2001.


2001 quarter ended                              March 31          June 30       September 30     December 31
Premiums                                      $ 7,031,353        7,142,797        7,562,016        8,484,571
Net investment income, realized
  investment gains and brokerage income         3,460,539        3,743,105        3,751,475        3,545,487
                                              -----------      -----------      -----------      -----------
Total revenue                                  10,491,892       10,885,902       11,313,491       12,030,058
                                              -----------      -----------      -----------      -----------
Benefits and expenses                           8,894,448        8,595,265        8,750,623        9,616,451
                                              -----------      -----------      -----------      -----------
Net income                                      1,021,054        1,701,120        1,966,038        1,757,460
                                              ===========      ===========      ===========      ===========

Basic income per share of common stock        $       .16              .27              .31              .28
Diluted income per share of common stock              .16              .26              .30              .27

2000 quarter ended                              March 31         June 30        September 3 0    December 31
Premiums                                      $ 6,125,550        6,384,463        6,772,298        7,534,212
Net investment income, realized
  investment gains and brokerage income         3,425,803        3,621,825        3,542,674        4,103,584
                                              -----------      -----------      -----------      -----------
Total revenue                                   9,551,353       10,006,288       10,314,972       11,637,796
                                              -----------      -----------      -----------      -----------
Benefits and expenses                           7,127,072        7,056,698        7,353,474        9,119,893
                                              -----------      -----------      -----------      -----------
Net income                                      1,523,615        2,061,165        2,124,910        1,896,525
                                              ===========      ===========      ===========      ===========

Basic income per share of common stock        $       .24              .32              .34              .30
Diluted income per share of common stock              .24              .31              .33              .29

1999 quarter ended                             March 31           June 3 0      September 30      December 31
Premiums                                      $ 5,356,327        5,632,482        5,813,507        6,499,781
Net investment income, realized
  investment gains and brokerage income         3,289,533        3,078,423        3,460,705        3,726,424
                                              -----------      -----------      -----------      -----------
Total revenue                                   8,645,860        8,710,905        9,274,212       10,226,205
                                              -----------      -----------      -----------      -----------
Benefits and expenses                           6,829,999        6,316,498        6,555,077        6,972,273
                                              -----------      -----------      -----------      -----------
Net income                                      1,207,422        1,681,506        2,103,386        2,335,631
                                              ===========      ===========      ===========      ===========

Basic income per share of common stock        $       .19              .26              .33              .37
Diluted income per share of common stock              .19              .26              .32              .36

Note - Failure of individual quarterly income per share to total annual income per share results from the computation of weighted average number of shares on an individual quarterly basis.


The fourth quarter results for the three years include participation in federally sponsored group pools as follows:

                                   2001            2000          1999
                                 ---------       --------      --------
Premiums                         $ 923,435        766,213       667,688
Benefits                           903,187        751,279       660,555

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

TERMS EXPIRING 2002 ANNUAL MEETING- NOMINATED FOR RE-ELECTION

GAYLORD O. COAN
Director Since 1995
Age 66

From 1995 until his retirement in July 2001, Mr. Coan served as Chief Executive Officer of Gold Kist, Inc. Mr. Coan is Chairman of the Executive Committee and serves as a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Coan also is a member the Board of Directors of Mutual and Imperial Sugar Company.

E. JENNER WOOD, III
Director Since 1991
Age 50

Since October 2000, Mr. Wood has been Chairman, President and Chief Executive Officer, SunTrust Bank, Georgia. Prior to his current position, Mr. Wood was Executive Vice President, Trust and Investment Services, of SunTrust Banks, Inc., a position he held from October 1993 to October 2000. Mr. Wood was the Executive Vice President, Trust and Investment Management, of SunTrust Bank, Atlanta prior to October, 1993. Mr. Wood is Chairman of the Audit Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also is a member of the Board of Directors of Mutual, CSI, Oxford Industries, Crawford & Company, and Georgia Power Company.

MATHEWS D. SWIFT
Director Since 1997
Age 54

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

TERMS EXPIRING 2003 ANNUAL MEETING

ROBERT C. McMAHAN
Director Since 1987
Age 61

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

THOMAS A. HARRIS
Director Since 1995
Age 53

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

TERMS EXPIRING 2004 ANNUAL MEETING

J. RIDLEY HOWARD
Director Since 1989
Age 54

Since 1998, Mr. Howard has been the Chairman of the Board of Directors of the Company, Mutual, CSI, CSMR and Shield. He has served as President and Chief Executive Officer since 1989. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee of the Board of Directors of the Company. Mr. Howard is a member of the Board of Directors of Piedmont Bank.

CAROL D. CHERRY
Director Since 1996
Age 54

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

DARRELL D. PITTARD
Director Since 2001
Age 53

Since November 2000, Mr. Pittard has been the Managing Partner, Chairman and Chief Executive Officer of Currahee Bridge Development, LLC, a mixed-use resort development on Lake Hartwell, Georgia. Mr. Pittard is also Vice Chairman of Branch Banking and Trust of Georgia. From January 2000 through November 2000, Mr. Pittard served as Executive Vice President, Branch Banking and Trust of Georgia. From 1993 through January 2000, Mr. Pittard was Chairman and Chief Executive Officer of Premier Bancshares. Mr. Pittard is also a member of the Compensation Committee and Investment Committee of the Board of Directors of the Company. Mr. Pittard is also a member of the Board of Directors of Mutual, Branch Banking and Trust of Georgia, and Branch Banking and Trust of North Carolina.

There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election or appointment.

OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

         During 2001, the Board of Directors held four meetings. Each Director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board's committees, and the number of meetings held by each committee during 2001 is presented below.

AUDIT COMMITTEE

         The Audit Committee annually reviews and recommends to the Board of Directors the certified public accounting firm to be engaged as independent auditors of the Company for the next calendar year. Management is responsible for the Company's internal controls, financial reporting process and compliance with the laws and regulations and ethical business standards. The independent accountants are responsible for performing an independent audit of the financial statements and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes. Each member of the Audit Committee is independent, as such term is defined under applicable NASD rules. During 2001, the Audit Committee held three meetings.

COMPENSATION COMMITTEE

         The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 2001, the Compensation Committee held three meetings.

INVESTMENT COMMITTEE

         The Investment Committee reviews the Company's investments and advises the Board of Directors with respect to such investments. During 2001, the Investment Committee held four meetings.

EXECUTIVE COMMITTEE

         The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act, including the nomination of directors. During 2001, the Executive Committee held five meetings.

IDENTIFICATION OF EXECUTIVE OFFICERS

         The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:

                                          YEAR ELECTED
    NAME                    AGE          AS AN OFFICER      POSITION OR OFFICE
    ----                    ---          -------------      ------------------
J. Ridley Howard             54               1984          Chairman of the Board, President
                                                            and Chief Executive Officer

Robert L. Fincher            59               1979          Senior Vice President

Harry V. Scott, Jr.          54               1990          Senior Vice President

Roger W. Fisher              49               2000          Senior Vice President, Chief Financial Officer and Treasurer

Norma Y. Christopher         52               1987          Vice President and Actuary

         J. Ridley Howard was elected Chairman of the Board of Directors of the Company, Mutual, Shield, CSI, and CSMR, effective January 1, 2001. Mr. Howard continues to hold the offices of President and Chief Executive Officer of the Company, Mutual, Shield, CSI, and CSMR, which he has held since 1989.

         Robert L. Fincher held the office of Senior Vice President with the Company, Mutual and Shield, and has held that position during the previous five years. Mr. Fincher announced his retirement effective January 1, 2002.

         Harry V. Scott holds the office of Senior Vice President with the Company, Mutual and Shield. Mr. Scott was elected Senior Vice President effective July 7, 2001. Mr. Scott previously served as Vice President of Marketing with the Company, Mutual and Shield for the preceding five years.

         Roger W. Fisher held the office of Senior Vice President, Chief Financial Officer and Treasurer with the Company, Mutual, Shield, CSI, and CSMR, until his separation from the Company effective February 14, 2002. Mr. Fisher previously served as Senior Vice President at Horace Mann Educators Group from 1998 through March 2000. From 1995 through 1997, Mr. Fisher was Vice President-Controller at Horace Mann Educators Group.

         Norma Y. Christopher holds the office of Vice President-Actuary with the Company and has held that position during the previous five years.

         Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
                                               ANNUAL COMPENSATION(1)              -------------------------------------
NAME AND                                  ---------------------------------          RESTRICTED             ALL OTHER
PRINCIPAL POSITION                        YEAR         SALARY         BONUS        STOCK AWARDS(2)       COMPENSATION(3)
------------------                        ----         ------         -----        ---------------       ---------------
J. Ridley Howard                          2001       $  52,602      $  95,424         $ 239,594               $   642
 CEO                                      2000          46,873        104,700           253,037                   735
                                          1999          42,370         83,723           203,015                   558

Robert L. Fincher                         2001       $  30,042      $ 40,896          $  75,971               $   642
  Senior Vice President                   2000          26,818        51,303             79,046                   735
                                          1999          24,697        40,612             50,875                   558

Harry V. Scott, Jr.                       2001       $  22,814      $ 27,264          $  23,067               $   642
  Senior Vice President                   2000          17,490        29,054             16,729                   735
                                          1999          16,000        24,367             11,891                   558

Roger W. Fisher (4)                       2001       $  26,870      $ 34,080          $  72,862                    --
  Senior Vice President,                  2000          16,548            --             73,088                    --
  CFO/Treasurer

Norma Y. Christopher                      2001       $ 132,769      $ 19,766          $  22,718               $ 4,980
  Vice President and Actuary              2000         123,000        21,987             13,698                 5,976
                                          1999         117,500        18,744             10,895                 5,000

(1) The salaries of certain executive officers of the Company are prorated among the Company, Mutual and Shield, based upon the premium income of each entity. Ms. Christopher's compensation is allocated entirely to the Company. Total compensation of the Company's executive officers for 2001 from all affiliated corporations was $1,843,880 of which the Company paid $489,432.

(2) The aggregate restricted stock holdings at the end of 2001 for Messrs. Howard, Fincher, Scott and Fisher were 86,888, 25,948, 6,418, and 24,451 shares with values of $834,125, $249,100, $61,613, and $234,730 respectively, based upon the value of the Company's Common Stock at December 31, 2001. Dividends on stock awards are paid at the same rate as paid to all share owners.

(3) This amount equals the Company's 401(k) matching contribution, which is allocated on the same prorated basis as salaries.

(4)      Mr. Fisher joined the Company in April, 2000.

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

         The SERP is an agreement between the Company and employees meeting the qualification provisions of the SERP in which the Company provides benefits in excess of the limitations on benefits imposed by the IRC regarding highly compensated employees. The SERP also replaces the pension accruals set forth under the Plan as a result of the new benefit formulas mandated by the IRC which resulted in amendments to the Plan. The SERP incorporates all of the terms and conditions of the Plan and future amendments to the Plan. Mr. Howard is not a participant in the SERP plan.

         The following table sets forth the estimated annual benefits payable upon retirement at age 65 under the plans.

         PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN INCOME ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

FINAL AVERAGE REMUNERATION FROM
THE COMPANY AND MUTUAL FOR THE                                 YEARS OF SERVICE WITH THE
       HIGHEST FIVE YEARS                                         COMPANY AND MUTUAL
-------------------------------                -----------------------------------------------------------
                                                 15           20           25           30            35
                                                 --           --           --           --            --
             $125,000                          26,639       35,519       44,398       53,278        54,087

             $150,000                          32,889       43,852       54,815       65,778        66,337

             $175,000                          39,139       52,185       65,232       78,278        78,587

             $200,000                          45,389       60,519       75,648       90,778        90,837

             $225,000                          51,639       77,185       96,482      115,778       115,778

             $250,000                          57,889       77,837       97,297      116,756       116,756

             $300,000                          70,289       93,852      117,315      140,778       140,778

             $350,000                          82,889      110,519      138,148      165,778       165,778

             $400,000                          95,389      127,185      158,982      190,778       190,778

             $450,000                         107,889      143,852      179,815      215,778       215,778

             $500,000                         120,389      160,519      200,778      240,778       240,778

         The benefits reflected in the preceeding table are in addition to an employee's social security benefits. The Company has allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

         Officers named in the summary Compensation Table have been credited with the following years of service: J. Ridley Howard, 20 years; Roger W. Fisher, 2 years; Robert L. Fincher, 40 years; Harry V. Scott, 13 years; and Norma Y. Christopher, 14 years.

         The estimated annual retirement benefits under the plans for all executive officers of the Company as a group from the participating companies aggregate $378,192. This estimate assumes no change from 2001 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

INCENTIVE SAVINGS PLAN

         The Company participates in the Cotton States Incentive Savings and Investment 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company's Plan. The 401(k) Plan is open to all employees who have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2% to 10% of their compensation to the 401(k) Plan. The Company makes its matching contribution based only on the first 6% of an employee's compensation, which is not to exceed a maximum contribution of $11,000 per employee. The match is based on the return on equity of the sponsoring companies. The Company's contribution will not be less than 20% nor more than 60% of the employees contribution eligible for matching. Employees are fully vested in the Company's contribution after five years of service. Employees are not permitted to withdraw their account before age 59 1/2 except in the event of death, disabilitY, termination of employment or financial hardship.

INCENTIVE STOCK OPTIONS

         The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMR (the "ISO Plan"). During 2001, no options were granted under the ISO Plan.

         At December 31, 2001, there were no options outstanding. During 2001, there were no shares acquired through the exercise of options pursuant to the ISO Plan.

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

         A total of 281,250 shares of Company common stock is reserved for issuance under the DSOP (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). The Company has granted 72,720 options under the DSOP, including 16,602 options to be granted automatically at the 2002 Annual Meeting. Upon the exercise of an option, the Company will issue authorized but previously unissued shares.

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

         An aggregate of 281,250 shares of common stock of the Company are subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. The Company has granted 259,309 shares under the PAR Plan of which 0 vested in 2001. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.

         Awards granted under the PAR Plan provide the recipients with the right to acquire shares of Common Stock as follows:

YEAR                     NUMBER OF SHARES               DATE GRANTED             EARLIEST VESTING              LATEST VESTING
----                     ----------------               ------------             ----------------              --------------
1999                         29,298                        2/24/99                    2/24/02                     2/24/06
2000                         63,225                        2/22/00                    2/23/03                     2/23/07
2001                         47,439                        2/21/01                    2/22/04                     2/22/08

As of December 31, 2001, the following executive officers had been granted awards to receive shares pursuant to the PAR Plan:

                                               NUMBER OF SHARES VESTED
         NAME 1                                   INCLUDING DIVIDENDS                    NUMBER OF SHARES UNVESTED
         ------                                -----------------------                   -------------------------
         J. Ridley Howard                                 0                                        86,888

         Robert L. Fincher                                0                                        25,948

         Harry V. Scott                                   0                                         6,418

         Roger W. Fisher                                  0                                        24,451

         Norma Y. Christopher                             0                                         5,683

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

COMPENSATION OF DIRECTORS

         During 2001, no director of the Company received any remuneration from the Company in his capacity as a director except for fees, or options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors' and committee meetings. No director received cash compensation in excess of $23,600 for his services as a director during 2001. Each director, other than J. Ridley Howard, is paid an annual stipend of $7,000. Mr. Howard did not receive an annual stipend in 2001. In addition, each director was paid $850 plus travel expenses for each meeting of directors and $700 for each committee meeting of directors attended. Each committee member, other than J. Ridley Howard, received an additional $1,400 as an annual stipend and each committee chairman received $2,000 as an annual stipend. The aggregate directors' fees for 2001 totaled $163,464. There were no retirement benefits accrued or set aside during 2001 for any director for his services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $11,000 annually for periods ranging from 15 years to life after the date of retirement. In February, 2000, the Board of Directors eliminated the retirement stipends for any director retiring after that date.

         In addition to the director compensation payable by the Company as disclosed above, directors who are not employees of the Company are eligible to participate in the DSOP which was approved by the shareholders of the Company at the 1996 annual meeting. The DSOP, which is administered by the Compensation Committee, permits the grant of stock options to directors of the Company who are not employees of the Company at an exercise price equal to 50% of the current market value at the date of grant as an alternative to the payment of retainer and meeting fees in cash to the directors. Fractional shares are paid in cash. During 2001, directors of the Company deferred fees in exchange for remuneration in the form of stock options in lieu of cash as follows:

                                                          OPTION                  OPTIONS
                                   FEES                  PRICE PER                 TO BE                EXPIRATION
NAME                             DEFERRED                  SHARE                  GRANTED                  DATE
----                             --------                ---------                -------               ----------
Cherry, Carol D.                $   9,750                 $  5.75                  1,693                 01/02/12
Coan, Gaylord O.                $  22,900                 $  5.75                  3,981                 01/02/12
Harris, Thomas A.               $  11,800                 $  5.75                  2,051                 01/02/12
McMahan, Robert C.              $  20,800                 $  5.75                  3,615                 01/02/12
Pittard, Darrell D.             $  15,650                 $  5.75                  2,720                 01/02/12
Swift, Mathews D.               $  14,625                 $  5.75                  2,542                 01/02/12

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee of the Board of Directors during the fiscal year were Messrs. McMahan and Coan and Ms. Cherry. None of these directors are or have been officers or employees of the Company or its subsidiaries. With the exception of Mr. Howard, no executive officer of the Company serves on the board of any other company other than an affiliate of the Company. Mr. Howard is a member of the Board of Directors of Piedmont Bank.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5% of the Company's common stock, as of December 31, 2001. Except as noted below, the Company believes that each of the persons or entities listed has sole investment and voting power with respect to the shares included in the table.

                                                                                              PERCENT
NAME AND ADDRESS                                     NUMBER OF SHARES OWNED(1)                OF CLASS
----------------                                     -------------------------                --------
Shield Insurance Company                                    2,102,385(2)                        33.0
244 Perimeter Center Parkway
Atlanta, Georgia  30346

Fidelity Management & Research Company,                       612,500                            9.6
  a wholly owned subsidiary of
  FMR Corporation
82 Devonshire Street
Boston, Massachusetts 02109

Marvin Schwartz                                               492,982                            7.7
c/o Neuberger & Berman
605 Third Avenue
New York, New York 10158

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

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information about beneficial ownership of the Company's common stock of each director and executive officer of the Company and directors and officers as a group as of December 31, 2001. All shares are owned outright without shared voting and investment power except as set forth below.

NAME OF BENEFICIAL OWNER:                                   AMOUNT AND NATURE OF
DIRECTORS                                                   BENEFICIAL OWNERSHIP            PERCENT OF CLASS
-------------------------                                   --------------------            ----------------
Carol D. Cherry                                                       675(1)                       *

Gaylord O. Coan                                                       500(2)                       *

Thomas A. Harris                                                    5,187(3)                       *

J. Ridley Howard                                                   81,994(4)                      1.3

Robert C. McMahan                                                   2,109(5)                       *

Darrell D. Pittard                                                  2,000(6)                       *

Mathews D. Swift                                                      875(7)                       *

E. Jenner Wood, III                                                 1,405                          *

EXECUTIVE OFFICERS

Robert L. Fincher                                                  32,059(8)                       *

Roger W. Fisher                                                    10,000(9)                      *

Harry V. Scott                                                      6,000(10)                      *

Norma Y. Christopher                                               16,503(11)                      *

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (12)
(16 persons)                                                      166,734                         2.6

(*)      Less than 1% not applicable

(1) Does not include options to acquire 6,887 shares previously granted or options to acquire 1,693 shares to be granted automatically at the 2002 Annual Meeting under the DSOP.

(2) Does not include options to acquire 18,363 shares previously granted or options to acquire 3,981 shares to be granted automatically at the 2002 Annual Meeting under the DSOP.

(3) Does not include options to acquire 10,890 shares previously granted or options to acquire 2,051 shares to be granted automatically at the 2002 Annual Meeting under the DSOP.

(4) Does not include 86,888 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(5) Does not include options to acquire 13,894 shares previously granted or options to acquire 3,615 shares to be granted automatically at the 2002 Annual Meeting under the DSOP.

(6) Does not include options to acquire 2,720 shares to be granted automatically at the 2002 Annual Meeting under the DSOP.

(7) Does not include options to acquire 6,084 shares preciously granted or options to acquire 2,542 shares to be granted automatically at the 2002 Annual Meeting under the DSOP.

(8) Does not include 25,948 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(9) Does not include 24,451 shares plus accrued dividends awarded under the PAR plan that have not vested.

(10) Does not include 6,418 shares plus accrued dividends awarded under the PAR plan that have not vested.

(11) Does not include 5,683 shares plus accrued dividends awarded under the PAR plan that have not vested.

(12) Does not include 163,218 shares plus accrued dividends awarded under the PAR Plan that have not vested which would increase the percentage of outstanding shares for all officers and directors as a group to 5.2%. Also does not include options to acquire 56,118 shares previously granted or options to acquire 16,602 shares to be granted automatically at the 2002 Annual Meeting under the DSOP.

CHANGES IN CONTROL

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

         Shield, which is wholly owned by Mutual, owns 2,102,385 shares or 33.0% of the outstanding common stock of the Company. See Item 12.

         Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company's share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company's premium income. Expenditures allocated to the Company amounted to $3,992,556 in 2001. See Item 1.

         Gaylord O. Coan, a director of the Company, served as President and CEO of Gold Kist, Inc. through July 2001. Gold Kist Inc. owns no stock of the Company. The Company shares offices with Mutual and Shield in a building owned by a partnership of Mutual and Gold Kist. The Company is not a partner in the partnership which owns the building and has no equity interest in the building.

         Gaylord O. Coan, a director of the Company, served as a director of SunTrust Bank, Atlanta. E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Bank, Inc., and SunTrust Bank, Atlanta. SunTrust Banks, Inc. received fees from the Company in 2001 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 2001 for investment and custodial services and leases of computer hardware.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The following consolidated financial statements and independent auditors' report are incorporated by reference to Part II, Item 8 of this report:

                  Independent Auditors' Report
                  Consolidated Balance Sheets, December 31, 2001 and 2000 Consolidated Statements of Earnings, Years ended
                       December 31, 2001, 2000 and 1999
                  Consolidated Statements of Shareholders' Equity, Years ended
                       December 31, 2001, 2000 and 1999
                  Consolidated Statements of Cash Flows, Years ended
                       December 31, 2001, 2000 and 1999
                  Consolidated Statements of Comprehensive Income, Years ended
                       December 31, 2001, 2000 and 1999
                  Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules and independent auditors' report thereon are included herein:

                  Independent Auditors' Report on Financial Statement Schedules
                  Schedule I - Consolidated Summary of Investments,
                    December 31, 2001
                  Schedule IV - Reinsurance, Years ended December 31, 2001
                    2000 and 1999
                  Schedule V - Supplementary Insurance Information, Years
                    ended December 31, 2001, 2000 and 1999

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

11.      Statement re: Computation of Earnings per Share

21.      Subsidiaries of the Registrant.

         All other exhibits are omitted as the required documents are inapplicable.

REPORT ON FORM 8-K

         No report on Form 8-K was filed for the fourth quarter of 2001.

THE BOARD OF DIRECTORS AND SHAREHOLDERS
COTTON STATES LIFE INSURANCE COMPANY

Under date of February 26, 2002, we reported on the consolidated balance sheets of Cotton States Life Insurance Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity, cash flows, and comprehensive income for each of the years in the three year period ended December 31, 2001, as contained in the 2001 annual report to shareholders. Those consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/KPMG LLP
Atlanta, Georgia
February 26, 2002

                                                                      SCHEDULE I

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED SUMMARY OF INVESTMENTS
                                DECEMBER 31, 2001

                                                                                                               Amount at Which
                                                                                              Fair               Shown on the
Type of Investments                                                     Cost                  Value             Balance Sheet
-------------------                                                --------------          ------------        ---------------
Fixed maturities, held for investment:
    Bonds:
       Foreign governments                                         $      999,765             1,004,360               999,765
       Public utilities                                                 4,346,431             4,463,059             4,346,431
       All other corporate bonds                                        6,206,004             6,492,685             6,206,004
                                                                   --------------          ------------          ------------

         Total fixed maturities held for investment                    11,552,200            11,960,104            11,552,200

Fixed maturities, available for sale:
    Bonds:
       United States government and government
         agencies and authorities                                      50,859,038            51,917,459            51,917,459
       Foreign governments                                              2,862,035             3,091,612             3,091,612
       Public utilities                                                 8,495,268             8,593,935             8,593,935
       All other corporate bonds                                       68,087,460            68,361,804            68,361,804
                                                                   --------------          ------------          ------------

         Total fixed maturities available for sale                    130,303,801           131,964,810           131,964,810

Equity securities                                                       3,673,660             3,471,722             3,471,722

First mortgage loans on real estate                                     1,671,989             1,715,738             1,671,989

Policy loans                                                            9,661,247             9,661,247             9,661,247

Other investments                                                       1,000,000             1,000,000             1,000,000
                                                                   --------------          ------------          ------------

        Total investments                                          $  157,862,897           159,773,621           159,321,968
                                                                   ==============          ============          ============


See accompanying independent auditors' report.

                                                                      SCHEDULE I

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   REINSURANCE
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                                                         PERCENTAGE
                                                                      CEDED TO            ASSUMED                         OF AMOUNT
                                                     GROSS              OTHER           FROM OTHER             NET         ASSUMED
                                                    AMOUNT            COMPANIES        COMPANIES(1)          AMOUNT      TO NET (1)
                                               ---------------     --------------     --------------     --------------  ----------
YEAR ENDED DECEMBER 31, 2001

     Life insurance inforce                    $ 5,041,438,000      1,333,597,000      1,229,093,000      4,936,934,000      24.9
                                               ---------------     --------------     --------------     --------------     -----

     Premiums:
         Life insurance                        $    33,524,955          4,329,538            923,435         30,118,852       3.1
         Accident/health insurance                     135,574             33,689                 --            101,885        --
                                               ---------------     --------------     --------------     --------------     -----
              Total                            $    33,660,529          4,363,227            923,435         30,220,737       3.1
                                               ===============     ==============     ==============     ==============     =====


YEAR ENDED DECEMBER 31, 2000

     Life insurance inforce                    $ 4,794,431,000      1,251,895,000        780,840,000      4,323,376,000      18.1
                                               ---------------     --------------     --------------     --------------     -----

     Premiums:
         Life insurance                        $    30,194,291          4,264,239            766,213         26,696,265       2.9
         Accident/health insurance                     151,733             31,475                 --            120,258        --
                                               ---------------     --------------     --------------     --------------     -----
              Total                            $    30,346,024          4,295,714            766,213         26,816,523       2.9
                                               ===============     ==============     ==============     ==============     =====


YEAR ENDED DECEMBER 31, 1999

     Life insurance inforce                    $ 4,444,114,000      1,113,206,000        733,058,000      4,063,966,000      18.0
                                               ---------------     --------------     --------------     --------------     -----

     Premiums:
         Life insurance                        $    26,382,782          3,886,199            667,688         23,164,271       2.9
         Accident/health insurance                     171,334             33,508                 --            137,826        --
                                               ---------------     --------------     --------------     --------------     -----
               Total                           $    26,554,116          3,919,707            667,688         23,302,097       2.9
                                               ===============     ==============     ==============     ==============     =====

(1) All reinsurance assumed results from participation in Federally sponsored group pools.

See accompanying independent auditors' report.

                                                                      SCHEDULE V

              COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                           DECEMBER 31, 2001 AND 2000

                                                                     DEFERRED                                     POLICY
                                                                      POLICY                 FUTURE             CLAIMS AND
                                                                    ACQUISITION              POLICY              BENEFITS
                                                                       COSTS                BENEFITS              PAYABLE
                                                                   -------------          ------------          ----------
Segment

At December 31, 2001

         Individual                                                $  51,660,808           145,697,477           1,941,494
         Group                                                                --                39,833             255,126
                                                                   -------------          ------------          ----------

             Total                                                 $  51,660,808           145,737,310           2,196,620
                                                                   =============          ============          ==========

At December 31, 2000

         Individual                                                $  46,856,705           132,612,776           2,083,581
         Group                                                                --                41,811             214,643
                                                                   -------------          ------------          ----------

              Total                                                $  46,856,705           132,654,587           2,298,224
                                                                   =============          ============          ==========


See accompanying independent auditors' report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY



J. Ridley Howard             02/26/02     William J. Barlow            02/26/02
-------------------------------------     -------------------------------------
                                 DATE                                      DATE
Chairman of the Board of Directors/           Vice President/Controller
President and Chief Executive Officer         and Assistant Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Carol Cherry                 02/26/02     Robert McMahan               02/26/02
-------------------------------------     -------------------------------------
Director                         DATE     Director                         DATE



Gaylord Coan                  2/26/02     Darrell Pittard              02/26/02
-------------------------------------     -------------------------------------
Director                         DATE     Director                         DATE



Thomas Harris                02/26/02     Mathews Swift                02/26/02
-------------------------------------     -------------------------------------
Director                         DATE     Director                         DATE



J. Ridley Howard             02/26/02     Jenner Wood, III             02/26/02
-------------------------------------     -------------------------------------
Director                         DATE     Director                         DATE