Form 10-Q
period 2002-03-31
COTTON STATES LIFE INSURANCE CO /
filed 2002-05-13
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months ended March 31, 2002

Commission File Number 2-39729

COTTON STATES LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

GEORGIA	58-0830929

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia	30346

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (770) 391-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

YES           NO

The Registrant as of March 31, 2002, has 6,335,428 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION
Independent Auditors’ Review Report
ITEM I — CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets
Unaudited Consolidated Condensed Statements of Earnings
Unaudited Consolidated Condensed Statements of Cash Flows
Unaudited Consolidated Condensed Statements of Comprehensive Income
Notes to Unaudited Consolidated Condensed Financial Statements
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Statement re: Computation of Per Share Earnings

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2002

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Cotton States Life Insurance Company, Inc.:

We have reviewed the consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of March 31, 2002, and the related consolidated condensed statements of earnings, cash flows, and comprehensive income for the three-month periods ended March 31, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Cotton States Life Insurance Company, Inc. as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 26, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

April, 22, 2002
Atlanta, Georgia

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated statements have been prepared by management. In management’s opinion, all adjustments and reclassifications necessary for a fair statement of financial position at March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 have been made.

COTTON STATES LIFE INSURANCE COMPANY
Consolidated Condensed Balance Sheets

	2002	2001
ASSETS
Investments	(unaudited)
Fixed maturities, held for investment, at amortized cost (fair value $10,380,483 in 2002 and $11,960,104 in 2001)	$10,051,459	11,552,200

Fixed maturities, available for sale, at fair value (amortized cost $137,008,644 in 2002 and $130,303,801 in 2001)	136,253,686	131,964,810

Equity securities, at fair value (cost $3,478,744 in 2002 and $3,673,660 in 2001)	3,239,237	3,471,722

First mortgage loans on real estate	1,648,600	1,671,989

Policy loans	9,779,488	9,661,247

Other invested assets	1,000,000	1,000,000

Total investments	161,972,470	159,321,968

Cash and cash equivalents	11,721,263	13,187,601

Accrued investment income	2,272,372	2,592,977

Premiums receivable	2,754,658	3,298,052

Reinsurance receivable	4,322,359	4,233,046

Deferred policy acquisition costs	53,490,871	51,660,808

Other assets	1,198,988	485,886

	$237,732,981	234,780,338

LIABILITIES AND SHAREHOLDERS’ EQUITY

Policy liabilities and accruals:

Future policy benefits	$149,400,000	145,737,310

Policy and contract claims	2,398,697	2,196,620

Federal income taxes	7,951,422	8,537,875

Other liabilities	7,471,438	7,774,011

Total liabilities	167,221,557	164,245,816

Shareholders’ equity:

Common stock	6,754,504	6,754,504

Additional paid-in capital	1,496,417	1,496,417

Accumulated other comprehensive (loss) income	(547,846)	818,720

Retained earnings	67,022,824	65,746,656

Less:

Unearned compensation-restricted stock	(791,481)	(858,781)

Treasury stock, at cost, (419,076 shares in 2002 and 2001)	(3,422,994)	(3,422,994)

Total shareholders’ equity	70,511,424	70,534,522

	$237,732,981	234,780,338

See accompanying notes to unaudited consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY
Unaudited Consolidated Condensed Statements of Earnings
Three months ending March 31, 2002 and 2001

	Three months ended
	March 31,

	2002	2001

Revenue:

Premiums	$7,666,317	7,031,353

Investment income	2,471,936	2,548,392

Realized investment gains	156,972	8,985

Brokerage commissions	1,008,286	903,162

Total revenue	11,303,511	10,491,892

Benefits and expenses:

Benefits and claims	4,356,796	4,717,771

Interest credited	1,446,230	1,216,844

Amortization of policy acquisition costs	981,266	927,794

Operating expenses	2,290,303	2,032,039

Total benefits and expense	9,074,595	8,894,448

Income before income tax expense	2,228,916	1,597,444

Income tax expense	697,748	576,390

Net income	$1,531,168	1,021,054

Basic income per share of common stock

Net income	$0.24	0.16

Diluted income per share of common stock

Net Income	$0.24	0.16

Weighted average number of shares used in computing income per share

Basic	6,335,428	6,345,428

Diluted	6,494,737	6,519,876

See accompanying notes to unaudited consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY
Unaudited Consolidated Condensed Statements of Cash Flows
Three months ending March 31, 2002 and 2001

	2002	2001

Cash flows from operating activities:

Net income	$1,531,168	1,021,054

Adjustments to reconcile net income to net cash provided from operating activities:

Increase in policy liabilities and accruals	3,864,767	3,574,314

(Increase) in deferred policy acquisition costs	(1,577,295)	(1,534,897)

Decrease (Increase) in liability for income taxes	247,750	(137,545)

Decrease in amounts receivable and amounts due from reinsurers	454,081	527,626

(Decrease) in amounts due affiliates	(727,952)	(253,823)

Other, net	190,380	160,734

Net cash provided from operating activities	3,982,899	3,357,463

Cash flows from investing activities:

Purchase of fixed maturities available for sale	(30,536,694)	(15,469,637)

Purchase of equity securities	(744,523)	(1,214,175)

Sale of fixed maturities available for sale	19,513,227	—

Sale of equity securities	939,438	1,212,062

Proceeds from maturities of fixed maturities held for investment	1,000,000	—

Proceeds from maturity and redemption of fixed maturities held for sale	4,773,432	11,149,351

First mortgage loans originated	(76,000)	—

Principal collected on first mortgage loans	99,389	110,003

Net increase in policy loans	(118,241)	(230,384)

Other, net	(44,272)	(53,802)

Net cash used in investing activities	(5,194,244)	(4,496,582)

Cash flows from financing activities:

Cash dividends paid	(254,993)	(254,777)

Net cash used in financing activities	(254,993)	(254,777)

Net (decrease) in cash and cash equivalents:	(1,466,338)	(1,393,896)

Cash and cash equivalents:

Beginning of period	13,187,601	6,437,904

End of period	$11,721,263	5,044,008

See accompanying notes to unaudited consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY
Unaudited Consolidated Condensed Statements of Comprehensive Income
Three months ending March 31, 2002 and 2001

	Three months ended
	March 31,

	2002	2001

Net income:	$1,531,168	1,021,054

Other comprehensive income (loss), before tax:

Change in fair value of securities available for sale	(2,043,797)	2,143,851

Reclassification adjustment for realized (gains) included in net income	(156,972)	(8,985)

Total other comprehensive (loss) income, before tax	(2,200,769)	2,134,866

Income tax (benefit) expense related to items of other comprehensive income	(834,203)	815,892

Other comprehensive (loss) income, net of tax	(1,366,566)	1,318,974

Total comprehensive income	$164,602	2,340,028

See accompanying notes to unaudited consolidated financial statements.

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2002 and December 31, 2001

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months ended March 31,2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

Note 2 – Accounting Pronouncements

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, became effective beginning January 1, 2001. However, due to the Company’s limited use of derivative financial instruments, SFAS No. 133 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143, and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 will not have a material impact on the Company’s financial position or results of operations.

Note 3 – Business Segments

The Company’s operations include the following three major segments, differentiated primarily by their respective methods of distribution and the nature of related products: individual life insurance, guaranteed and simplified issue life insurance, and brokerage operations. The Company’s operations in each segment are concentrated within its southeastern state geographic market. Individual life insurance products are distributed through the Company’s multi-line exclusive agents, guaranteed and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company’s exclusive and independent agents.

Total revenue and net income by business segment are as follows:

	Three Months Ended
	March 31,
	(Dollars in thousands)

	2002	2001

Individual life insurance:

Premiums	$4,649	4,571

Investment income	2,247	2,357

Realized investment gains	142	8

Total revenue	$7,038	6,936

Net income	$944	494

Guaranteed and simplified issue life insurance:

Premiums	$3,017	2,460

Investment income	220	171

Realized investment gains	15	1

Total revenue	$3,252	2,632

Net income	$106	89

Brokerage:

Commission income	$1,008	904

Investment income	5	20

Total revenue	$1,013	924

Net income	$481	438

Total revenue	$11,303	10,492

Total net income	$1,531	1,021

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED
CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemption of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in Form 10-K filed by the Company with the Securities and Exchange Commission. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company’s actual performance could vary materially from the forward-looking statements made herein. The Company disclaims any obligation to update forward-looking information.

Results of Operations
(Dollars in thousands)

	Three Months Ended
	March 31,

			Increase
	2002	2001	(Decrease)
Premiums
Guaranteed and simplified issue life insurance	$3,017	2,460	23%

Individual life insurance:

Traditional life	1,553	1,590	(2%)

Universal life	3,096	2,981	4%

Total individual life insurance	4,649	4,571	2%

Total premiums	$7,666	7,031	9%

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which had 3900 agents under contract at March 31, 2002 and 2001. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page.

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of universal life payroll deduction products. The exclusive agency force of 270 as of March 31, 2002 increased 3% compared to the same date last year.

Investment Income

Investment income decreased 3% compared to the first three months of 2002 due to a decrease in the rate of growth in the investment portfolio. The annualized average yield decreased to 6.2% compared to 6.6% for the first three months of 2001 due to lower interest rates.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show strong growth with commissions increasing 12% compared to the first three months of last year.

Benefits and Claims

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

	Three Months Ended
	March 31,
	(Dollars in Thousands)

	2002		2001

	Benefits and	% of	Benefits and	% of
Benefits and Claims	Claims	Premium	Claims	Premium
Guaranteed and simplified issue	$2,234	74%	1,807	73%

Individual life insurance

Traditional life	1,001	64%	1,375	86%

Universal life	1,122	36%	1,536	52%

Total individual life insurance	2,123	46%	2,911	64%

Total benefits and claims	$4,357	57%	4,718	67%

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policy holders. Guaranteed and simplified issue experience in 2002 and 2001 is more indicative of the Company’s expectations as the block of business matures. Individual life insurance benefits and claims improved significantly in 2002 and met management’s expectations for the quarter. The first quarter of 2001 reflected an unusual increase in mortality. Due to the Company’s small size, quarterly fluctuations do and will occur. The Company offsets the effects of annual mortality fluctuations by routinely purchasing annual aggregate stop loss reinsurance coverage in excess of $10 million.

Interest Credited to Policyholders

Interest credited to universal life contracts increased 19% reflecting strong growth in universal life policy accumulations. The annual interest rate credited to universal life contract accumulations was 6.2% for both three month periods of 2002 and 2001.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums were 13% for the three months ended March 31, 2002 and 2001. This is within the Company’s expected range of 12-14%.

Operating expense as a percentage of premiums were at 30% for the first three months of 2002 compared 29% for the same period last year. The Company’s expectations are between 28-31%.

Income Tax Expense

The effective tax rate for the first three months of 2002 was 31% compared to 36% for the same period last year. The first quarter of 2001 reflects an increase in deferred acquisition costs and other temporary differences which are taxed at 34% and do not reflect the impact of the small company deduction. The effective tax rate is based on the estimated annual rate.

Net Income

	Three Months Ended
	March 31,
	(Dollars in Thousands)

Net Income	2002	2001	Increase

Guaranteed and simplified issue	$106	89	19%

Individual life insurance:

Traditional	363	70	419%

Universal life	581	424	37%

Total individual life insurance	944	494	91%

Brokerage operations	481	438	10%

Net Income	$1,531	1,021	50%

Continued strong growth in premiums and mortality levels that met management’s expectations and showed marked improvement over the first quarter of 2001, accounted for the increase in net income for the first quarter.

Critical Accounting Policies

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These polices include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

Insurance Related Assets and Liabilities

The Company establishes an insurance related asset for deferred policy acquisition costs, and insurance related liabilities for future policy benefits and claims relating to its insurance policies under contract. Such asset and liabilities are developed using actuarial principles and assumptions which consider a number of factors, including: investment yields, withdrawal rates, mortality and morbidity. The Company accounts for its traditional individual life insurance policies using a net level premium method and assumptions as to the factors enumerated above. Generally, the Company’s earnings in any given calendar year will not be impacted by differences in emerging experience on its traditional individual business unless such differences are severe enough to call into question the profitability of the entire block of traditional ife business.

The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. For the three months ended March 31, 2002 and 2001, the Company experienced emerged mortality of 82% and 113% of expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

The Company accounts for its interest-sensitive and universal life insurance polices and annuities under the provisions of SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SFAS No. 97 requires the remeasurement of the Company’s deferred acquisition costs each period in a manner that amortizes such deferred costs as a level percentage of actual emerged profit over the expected gross profits.

Each period, the Company estimates the relevant factors, based primarily on its emerging experience and uses this information to determine the assumptions underlying its asset and liability calculations. An extensive degree of judgment is used in this estimation process.

Any adjustments required to properly state insurance assets and liabilities are charged or credited to benefit expense in the period in which the need for the adjustment becomes known.

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

Income tax expense recognized by the Company in any one year is impacted by the extent to which the Company qualifies for the small life company deduction. The small life company deduction is 60% of life insurance company taxable income up to a maximum taxable income of $3 million. This deduction is phased out on taxable income above $3 million up to and including a maximum of $15 million. To the extent, if any, that the Company’s taxable income exceeds $3 million, its effective Federal income tax rate will increase.

Liquidity and Capital Resources

Cash Flow

The Company’s insurance operations generate positive cash flows in excess of its immediate needs. Cash flows provided by operations were $4.0 million in the first quarter of 2002 compared to $3.4 million for the comparable period last year.

Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $5.8 million from investment maturities and repayments in 2002, adding to available cash flows. Such proceeds were $11.1 million in 2001. When market opportunities arise, the Company disposes of selected debt securities available for sale to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $19.5 million in 2001, and zero for the comparable period of 2001.

The Company’s principal financing activity is payment of dividends to the Company’s shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Under regulatory requirements, the amount of dividends that may be paid in 2002 by the Company to its shareholders without prior regulatory approval is approximately $3.0 million.

Other than noted above, the Company does not have any debt, lease obligations, purchase obligations, lines of credit, guarantees, off-balance sheet arrangements, trading activities involving non-exchange traded contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with the Company or the Company’s related parties.

Liquidity

Liquidity pertains to a company’s ability to meet the demand for cash requirements of its business operations and financial obligations. The Company’s two sources of short-term liquidity include its positive cash flow from operations and its portfolio of marketable securities as described above. The Company believes that these sources are sufficient to meet its liquidity needs in fiscal 2002.

Investments

Since December 31, 2001, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 89% of the holdings at March 31, 2002 and 91% in 2001 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, 11% in 2002 and 9% in 2001 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services. Due to deterioration in bond market conditions, the Company experienced a decrease in the fair value of bonds of approximately $1,366,000, net of deferred taxes in 2002.

Mortgage Loans

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans
			(dollars in thousands)
March 31,	December 31,		March 31,	December 31,

2002	2001	State	2002	2001

3	3	Alabama	$139	$113

6	6	Florida	312	320

30	30	Georgia	1,198	1,239

39	39		$1,649	$1,672

Two loans representing $96,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 26%.

Recent Accounting Pronouncements

Financial Accounting Standards Board (FASB) SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, became effective beginning January 1, 2001. However, due to the Company’s limited use of derivative financial instruments, SFAS No. 133 did not impact the Company’s consolidated financial position, results of operations or cash flows in 2001.

The FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 will not have a material impact on the Company’s financial position or results of operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- as rated by Standard & Poor’s Corporation at March 31, 2002 and 2001.

Interest Rate Risk

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company’s fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at March 31, 2002 and March 31, 2001 had an effective duration of 4.4 years and 4.8 years, respectively.

The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical 100 basis point increase/decrease in interest rates on the fair values of the fixed investment portfolio. The selection of 100 basis point increases/decrease in interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.

				Hypothetical
			Estimated Fair	Percentage
			Value After	Increase
		Estimated Change	Hypothetical	(Decrease) In
	Estimated Value	in Interest Rates	Change in	Shareholders'
	March 31, 2002	(bp-Basis Points)	Interest Rates	Equity

	(dollars in thousands)
Fixed Maturities – Held for Investment	$10,380	100 bp decrease	10,515	N/A
		100 bp increase	10,235	N/A

Fixed Maturities – Available for Sale	$136,254	100 bp decrease	142,657	9.1%
		100 bp increase	129,986	(8.9)%

PART II – OTHER INFORMATION

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

Exhibit 11 – Statement re: Computation of Per Share Earnings

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY Registrant

Date: 05/10/02	/s/ J. Ridley Howard

J. Ridley Howard, Chairman President and Chief Executive Officer

Date: 05/10/02	/s/ William J. Barlow

William J. Barlow Vice President/Controller and Assistant Treasurer