Form 10-Q
period 2002-06-30
COTTON STATES LIFE INSURANCE CO /
filed 2002-08-13
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months and six months ended June 30, 2002

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

YES   [X]      NO   [   ]

The Registrant as of June 30, 2002, has 6,339,837 shares of common stock outstanding.

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Condensed Balance Sheets June 30, 2002 and December 31, 2001
Unaudited Consolidated Condensed Statements of Earnings Three Months and Six Months ended June 30, 2002 and 2001
Unaudited Consolidated Condensed Statements of Cash Flows Six months ended June 30, 2002 and 2001
Unaudited Consolidated Condensed Statements of Comprehensive Income Three Months and Six Months ended June 30, 2002 and 2001
Notes to Unaudited Consolidated Condensed Financial Statements
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
SECTION 906 CERTIFICATION OF THE CEO AND CFO

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Cotton States Life Insurance Company, Inc.:

We have reviewed the consolidated condensed balance sheet of Cotton States Life Insurance Company, Inc. as of June 30, 2002, and the related consolidated condensed statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

/S/ KPMG LLP

August 6, 2002
Atlanta, Georgia

ITEM I — CONSOLIDATED FINANCIAL STATEMENTS

COTTON STATES LIFE INSURANCE COMPANY
Consolidated Condensed Balance Sheets
June 30, 2002 and December 31, 2001

	2002	2001

	(unaudited)
ASSETS
Investments
Fixed maturities, held for investment, at amortized cost (fair value $10,424,785 in 2002 and $11,960,104 in 2001)	$10,050,211	11,552,200
Fixed maturities, available for sale, at fair value (amortized cost $137,335,743 in 2002 and $130,303,801 in 2001)	139,507,247	131,964,810
Equity securities, at fair value (cost $3,693,616 in 2002 and $3,673,660 in 2001)	2,969,125	3,471,722
First mortgage loans on real estate	1,540,465	1,671,989
Policy loans	9,945,761	9,661,247
Other invested assets	1,000,000	1,000,000

Total Investments	165,012,809	159,321,968
Cash and cash equivalents	14,680,403	13,187,601
Accrued investment income	2,643,755	2,592,977
Premiums receivable	2,938,704	3,298,052
Reinsurance receivable	4,030,965	4,233,046
Deferred policy acquisition costs	54,775,419	51,660,808
Other assets	777,817	485,886

	$244,859,872	234,780,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities and accruals:
Future policy benefits	$153,104,665	145,737,310
Policy and contract claims	2,263,199	2,196,620
Federal income taxes	8,669,908	8,537,875
Other liabilities	7,438,873	7,774,011

Total Liabilities	171,476,645	164,245,816

Shareholders’ equity:
Common Stock	6,754,504	6,754,504
Additional paid-in capital	1,539,882	1,496,417
Accumulated other comprehensive income	735,915	818,720
Retained earnings	68,461,549	65,746,656
Less:
Unearned compensation-restricted stock	(724,181)	(858,781)
Treasury stock, at cost, (414,667 shares in 2002 and 419,076 in 2001)	(3,384,442)	(3,422,994)

Total Shareholders’ Equity	73,383,227	70,534,522

	$244,859,872	234,780,338

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY
Unaudited Consolidated Condensed Statements of Earnings
Three Months and Six Months ended June 30, 2002 and 2001

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Premiums	$8,007,993	7,142,797	15,674,310	14,174,150
Investment income	2,427,037	2,566,579	4,898,973	5,114,971
Realized investment gains (losses)	(48,821)	79,962	108,151	88,947
Brokerage commissions	1,124,817	1,096,564	2,133,103	1,999,726

Total Revenue	11,511,026	10,885,902	22,814,537	21,377,794

Benefits and expenses:
Benefits and claims	4,628,159	3,782,044	8,984,955	8,499,815
Interest credited	1,516,837	1,416,305	2,963,067	2,633,149
Amortization of policy acquisition costs	949,468	1,194,550	1,930,734	2,122,344
Operating expenses	2,132,222	2,202,366	4,422,525	4,234,405

Total Benefits and Expense	9,226,686	8,595,265	18,301,281	17,489,713

Income before income tax expense	2,284,340	2,290,637	4,513,256	3,888,081
Income tax expense	590,622	589,517	1,288,370	1,165,907

Net Income	$1,693,718	1,701,120	3,224,886	2,722,174

Basic income per share of common stock	$0.27	0.27	0.51	0.43

Diluted income per share of common stock	$0.26	0.26	0.50	0.42

Weighted average number of shares used in computing income per share
Basic	6,339,964	6,345,428	6,337,709	6,345,428

Diluted	6,501,457	6,531,870	6,498,206	6,529,740

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY
Unaudited Consolidated Condensed Statements of Cash Flows
Six months ended June 30, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net income	$3,224,886	2,722,174
Adjustments to reconcile net income to net cash provided from operating activities:
Increase in policy liabilities and accruals	7,433,934	7,997,388
(Increase) in deferred policy acquisition costs	(3,189,458)	(2,711,123)
Increase in liability for income taxes	163,371	174,870
Decrease (Increase) in amounts receivable and amounts due from reinsurers	561,429	(1,813,303)
(Decrease) Increase in amounts due affiliate	(485,657)	583,804
Other, net	34,113	(499,127)

Net cash provided from operating activities	7,742,618	6,454,683

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(53,636,454)	(35,332,883)
Purchase of equity securities	(1,104,600)	(1,536,260)
Sale of fixed maturities held for investment	450,000	—
Sale of fixed maturities available for sale	38,668,882	24,924,666
Sale of equity securities	1,084,643	1,399,018
Proceeds from maturities of fixed maturities held for investment	1,000,000	1,300,000
Proceeds from maturity and redemption of fixed maturities held for sale	7,822,348	2,650,598
Principal collected on first mortgage loans	131,524	191,637
Net increase in policy loans	(284,514)	(334,580)
Other, net	73,563	(58,137)

Net cash used in investing activities	(5,794,608)	(6,795,941)

Cash flows from financing activities:
Cash dividends paid	(509,987)	(509,554)
Purchase of treasury stock	(10,453)	—
Stock issued under executive compensation plans	65,232	—

Net cash used by financing activities	(455,208)	(509,554)

Net increase (decrease) in cash and cash equivalents:	1,492,802	(850,812)
Cash and cash equivalents:
Beginning of period	13,187,601	6,437,904

End of period	$14,680,403	5,587,092

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY
Unaudited Consolidated Condensed Statements of Comprehensive Income
Three Months and Six Months ended June 30, 2002 and 2001

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$1,693,718	1,701,120	3,224,886	2,722,174
Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	2,073,243	(830,062)	29,446	1,313,789
Reclassification adjustment for realized losses (gains) included in net income	48,821	(79,962)	(108,151)	(88,947)

Total Other Comprehensive Income (Loss), Before Tax	2,122,064	(910,024)	(78,705)	1,224,842
Income tax expense (benefit) related to items of other comprehensive income	838,303	(353,967)	4,100	461,925

Other comprehensive income (loss), net of tax	1,283,761	(556,057)	(82,805)	762,917

Total Comprehensive Income	$2,977,479	1,145,063	3,142,081	3,485,091

See accompanying notes to unaudited consolidated condensed financial statements.

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2002 and December 31, 2001

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months and six months ended June 30, 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments and reclassifications necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations that the Company may achieve for the entire year.

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

The FASB issued four new accounting standards in 2001. SFAS No. 141, SFAS No. 142, SFAS No. 143, and SFAS No. 144 primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards in 2002 either did not or will not have a material impact on the Company’s financial position or results of operations.

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

Total revenue and net income by business segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Dollars in thousands)		(Dollars in thousands)

	2002	2001	2002	2001

Individual life insurance:
Premiums	$4,922	4,584	9,571	9,155
Investment income	2,192	2,366	4,439	4,723
Realized investment (losses) gains	(44)	74	98	82

Total revenue	$7,070	7,024	14,108	13,960

Net income	$1,119	1,027	2,063	1,521

Guaranteed and simplified issue life insurance:
Premiums	$3,086	2,559	6,103	5,019
Investment income	230	215	450	386
Realized investment (losses) gains	(5)	6	10	7

Total revenue	$3,311	2,780	6,563	5,412

Net income	$20	154	126	243

Brokerage:
Commission income	$1,125	1,070	2,133	1,974
Investment income	5	12	10	32

Total revenue	$1,130	1,082	2,143	2,006

Net income	$555	520	1,036	958

Total revenue	$11,511	10,886	22,814	21,378

Total net income	$1,694	1,701	3,225	2,722

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

Results of Operations

	Three Months Ended
	June 30,
	(Dollars in thousands)
	2002	2001	Increase

Premiums
Guaranteed and simplified issue life insurance	$3,086	2,559	21%
Individual life insurance:
Traditional life	1,814	1,560	16%
Universal life	3,108	3,024	3%

Total individual life insurance	4,922	4,584	7%

Total premiums	$8,008	7,143	12%

	Six Months Ended
	June 30,
	(Dollars in thousands)
	2002	2001	Increase

Premiums
Guaranteed and simplified issue life insurance	$6,103	5,019	22%
Individual life insurance:
Traditional life	3,367	3,150	7%
Universal life	6,204	6,005	3%

Total individual life insurance	9,571	9,155	5%

Total premiums	$15,674	14,174	11%

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which had 4,200 agents under contract at June 30, 2002 and 2001. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page.

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of annual renewable term and universal life payroll deduction products. The exclusive agency force of 272 as of June 30, 2002 increased 4% compared to the same date last year.

Investment Income and Realized Gains and Losses

Investment income decreased 5% for the quarter and 4% compared to the first six months of 2001 due to a decrease in the annualized average yield to 6.0% compared to 6.6% for the first six months of 2001 due to lower interest rates.

During the second quarter of 2002 the Company realized an pre-tax investment loss of $850,000 from the write-down of the carrying value of a WorldCom, Inc. debt security. This write-down was the result of the Company determining that an other-than-temporary impairment had occurred.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show strong growth with commissions increasing 17% compared to the first six months of last year and met management expectations for the quarter.

Benefits and Claims

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

	Three Months Ended
	June 30,
	(Dollars in Thousands)
	2002		2001
	Benefits and	% of	Benefit and	% of
	Claims	Premium	Claim	Premium

Benefits and Claims
Guaranteed and simplified issue	$2,356	76%	1,777	69%
Individual life insurance
Traditional life	1,272	70%	1,110	71%
Universal life	1,000	32%	895	30%

Total individual life insurance	2,272	46%	2,005	44%

Total benefits and claims	$4,628	58%	3,782	53%

		Six Months Ended
		June 30,
		(Dollars in Thousands)
	2002		2001
	Benefits and	% of	Benefits and	% of
	Claims	Premiums	Claims	Premium

Benefits and Claims
Guaranteed and simplified issue	$4,590	75%	3,584	71%
Individual life insurance
Traditional life	2,273	68%	2,485	79%
Universal life	2,122	34%	2,431	40%

Total individual life insurance	4,395	46%	4,916	54%

Total benefits and claims	$8,985	57%	8,500	60%

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policy holders. Guaranteed and simplified issue experience in 2002 and 2001 is more indicative of the Company’s expectations as the block of business matures. Individual life insurance benefits and claims improved significantly in 2002 and met management’s expectations for the three month and six month periods. The first quarter of 2001 reflected an unusual increase in mortality. Due to the Company’s small size, quarterly fluctuations do and will occur. The Company offsets the effects of annual mortality fluctuations by routinely purchasing annual aggregate stop loss reinsurance coverage in excess of $10 million.

Interest Credited to Policyholders

Interest credited to universal life contracts increased 13% for the six month period and 7% for the quarter reflecting strong growth in universal life policy accumulations. The annual interest rate credited to universal life contract accumulations was 6.2% for both the three month and six month periods of 2002 and 2001.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums was 12% for the three month and six months ended June 30, 2002 and 15% for the six months ended June 30, 2001 and 17% for the three months ended June 30, 2001. 2002 results are within the Company’s expected range of 12-14%. 2001 results were slightly higher than the Company’s expected range due to higher lapses in the traditional lines of business which reflected increased term rate competition in the market place.

Operating expense as a percentage of premiums were 28% for the first six months of 2002 compared to 30% for the same period last year. For the quarter, operating expenses as a percentage of premium were 27% compared to 31% for the comparable period of 2001. The Company’s expectations are between 28-31%.

Income Tax Expense

The effective tax rate for the first six months of 2002 was 29% compared to 30% for the same period last year. The effective tax rate is based on the estimated annual rate.

Net Income

	Three Months Ended
	June 30,
	(Dollars in Thousands)
			Increase
	2002	2001	(Decrease)

Net Income
Guaranteed and simplified issue	$20	154	(87)%

Individual life insurance:
Traditional	352	216	63%
Universal life	767	811	(5)%

Total individual life insurance	1,119	1,027	9%

Brokerage operations	555	520	7%

Net Income	$1,694	1,701	—

	Six Months Ended
	June 30,
	(Dollars in Thousands)
			Increase
	2002	2001	(Decrease)

Net Income
Guaranteed and simplified issue	$126	243	(48)%

Individual life insurance:
Traditional	715	286	150%
Universal life	1,348	1,235	9%

Total individual life insurance	2,063	1,521	36%

Brokerage operations	1,036	958	8%

Net Income	$3,225	2,722	18%

Continued strong growth in premiums and mortality levels that met management’s expectations and showed marked improvement over the first six months of 2001 accounted for the increase in net income for the first six months of 2002. Net income for the quarter ended June 30, 2002 compared to June 30, 2001 was flat due to a slight decrease in investment income and, although they met management’s expectations, mortality levels were higher than the second quarter of 2001.

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

The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. For the six months ended June 30, 2002 and 2001, the Company experienced emerged mortality of 86% and 95% of expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

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

Liquidity and Capital Resources

Cash Flow

The Company’s insurance operations generate positive cash flows in excess of its immediate needs. Cash flows provided by operations were $7.7 million in the first six months of 2002 compared to $6.5 million for the comparable period last year.

Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $8.8 million from investment maturities and repayments in 2002, adding to available cash flows. Such proceeds were $4.0 million in 2001. When market opportunities arise, the Company disposes of selected debt securities available for sale to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $39.1 million in 2002, and $24.9 million for the comparable period of 2001.

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

Liquidity

Liquidity pertains to a company’s ability to meet the demand for cash requirements of its business operations and financial obligations. The Company’s two sources of short-term liquidity include its positive cash flow from operations and its portfolio of marketable securities as described above. The Company believes that these sources are sufficient to meet its liquidity needs in fiscal year 2002.

Investments

Since December 31, 2001, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 88% of the holdings at June 30, 2002 and 91% in 2001 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, 12% in 2002 and 9% in 2001 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services. Due to improvement in bond market conditions, the Company experienced an increase in the fair value of bonds of approximately $337,000, net of deferred taxes, in 2002.

During 2002 the Company sold a security out of its held-to-maturity portfolio due to evidence of a significant deterioration in the issuer’s creditworthiness. At the time of sale the security had an amortized cost of $499,768. The Company realized a loss of $49,768 on the transaction.

Mortgage Loans

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans
			(dollars in thousands)
June 30,	December 31,		June 30,	December 31,
2002	2001	State	2002	2001

3	3	Alabama	$137	$113
6	6	Florida	302	320
28	30	Georgia	1,101	1,239

37	39		$1,540	$1,672

Two loans representing $91,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 25%.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- as rated by Standard & Poor’s Corporation at June 30, 2002 and 2001.

Interest Rate Risk

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company’s fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at June 30, 2002 and June 30, 2001 had an effective duration of 4.3 years and 4.6 years, respectively.

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

				Hypothetical
			Estimated Fair	Percentage Increase
		Estimated Change in	Value After	(Decrease) In
	Estimated Value	Interest Rates	Hypothetical Change	Shareholders'
	June 30, 2002	(bp-Basis Points)	in Interest Rates	Equity

	(dollars in thousands)
Fixed Maturities – Held for Investment	$10,425	100 bp decrease	10,542	N/A
		100 bp increase	10,310	N/A
Fixed Maturities – Available	$139,507	100 bp decrease	145,869	8.7%
for Sale		100 bp increase	133,243	(8.5)%

PART II — OTHER INFORMATION

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

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11 – Statement re: Computation of Per Share Earnings

Exhibit 15 — Letter Regarding Unaudited Interim Financial Information

Exhibit 99 — Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY
Registrant

Date: 08/12/02	/s/ J. Ridley Howard

J. Ridley Howard, Chairman
President and Chief Executive Officer

Date: 08/12/02	/s/ William J. Barlow

William J. Barlow
Vice President of Finance and Assistant Treasurer