Form 10-Q
period 2002-09-30
COTTON STATES LIFE INSURANCE CO /
filed 2002-11-14
CIK 25118

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

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

YES   X     NO
    -----      -----

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 126.2 of the Exchange Act).

YES         NO   X
    -----      -----

The Registrant as of September 30, 2002, has 6,339,837 shares of common stock outstanding.

                      COTTON STATES LIFE INSURANCE COMPANY


                                    FORM 10-Q

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002


                                      INDEX


                                                                            PAGE
PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Independent Accountants' Review Report...........................    1
         Consolidated Condensed Balance Sheets as of
         September 30, 2002 and December 31, 2001.........................    2
         Consolidated Condensed Statements of Earnings for the
         Three Months and Nine Months Ended September 30, 2002 and 2001...    3
         Consolidated Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2002 and 2001....................    4
         Consolidated Condensed Statements of Comprehensive Income for the
         Three Months and Nine Months Ended September 30, 2002 and 2001...    5
         Notes to Unaudited Consolidated Condensed Financial Statements...    6

Item 2.  Management's Discussion and Analysis of Consolidated Condensed
         Financial Condition and Results of Operations....................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   19

Item 4.  Controls and Procedures..........................................   20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   21
Item 2.  Changes in Securities and Use of Proceeds........................   21
Item 3.  Defaults Upon Senior Securities..................................   21
Item 4.  Submission of Matters to a Vote of Security Holders..............   21
Item 5.  Other Information................................................   21
Item 6.  Exhibits and Reports on Form 8-K.................................   21

SIGNATURES................................................................   21

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
COTTON STATES LIFE INSURANCE COMPANY:


We have reviewed the accompanying consolidated condensed balance sheet of Cotton States Life Insurance Company and subsidiaries as of September 30, 2002, and the related consolidated condensed statements of earnings and comprehensive income for the three-month period ended September 30, 2002, and the consolidated condensed statement of cash flows for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management. The consolidated condensed balance sheet as of June 30, 2002, and the related consolidated condensed statements of earnings, comprehensive income and cash flows for the six-month period ended June 30, 2002 were reviewed by other accountants whose report (dated August 6, 2002) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States. The consolidated condensed balance sheet as of September 30, 2001, and the related consolidated condensed statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and the consolidated condensed statement of cash flows for the nine-month period ended September 30, 2001 were reviewed by other accountants whose report (dated November 10, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at September 30, 2002, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.



                                          /s/ Ernst & Young LLP




Atlanta, Georgia
November 7, 2002

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                      COTTON STATES LIFE INSURANCE COMPANY
                      Consolidated Condensed Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                         2002              2001
                                                     ------------      ------------
                                                      (unaudited)
ASSETS
Investments
   Fixed maturities, held for investment, at
      amortized cost (fair value $9,340,401
      in 2002 and $11,960,104 in 2001)               $  9,048,898        11,552,200
   Fixed maturities, available for sale, at
      fair value (amortized cost $144,676,027
      in 2002 and $130,303,801 in 2001)               151,964,209       131,964,810
   Equity securities, at fair value (cost
      $3,485,053 in 2002 and $3,673,660 in 2001)        2,342,288         3,471,722
   First mortgage loans on real estate                  1,285,360         1,671,989
   Policy loans                                        10,251,703         9,661,247
   Other invested assets                                1,000,000         1,000,000
                                                     ------------      ------------
            TOTAL INVESTMENTS                         175,892,458       159,321,968

   Cash and cash equivalents                           13,207,330        13,187,601
   Accrued investment income                            2,353,305         2,592,977
   Premiums receivable                                  3,701,977         3,298,052
   Reinsurance receivable                               3,967,525         4,233,046
   Deferred policy acquisition costs                   56,267,830        51,660,808
   Other assets                                           397,607           485,886
                                                     ------------      ------------
                                                     $255,788,032       234,780,338
                                                     ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Policy liabilities and accruals:
      Future policy benefits                         $156,999,960       145,737,310
      Policy and contract claims                        2,647,076         2,196,620
   Federal income taxes                                10,782,183         8,537,875
   Other liabilities                                    7,437,559         7,774,011
                                                     ------------      ------------
            TOTAL LIABILITIES                         177,866,778       164,245,816
                                                     ------------      ------------

   Shareholders' equity:
      Common Stock                                      6,754,504         6,754,504
      Additional paid-in capital                        1,539,882         1,496,417
      Accumulated other comprehensive income            3,439,562           818,720
      Retained earnings                                70,228,629        65,746,656
      Less:
         Unearned compensation-restricted stock          (656,881)         (858,781)
         Treasury stock, at cost, (414,667
         shares in 2002 and 419,076 in 2001)           (3,384,442)       (3,422,994)
                                                     ------------      ------------
            TOTAL SHAREHOLDERS' EQUITY                 77,921,254        70,534,522
                                                     ------------      ------------
                                                     $255,788,032       234,780,338
                                                     ============       ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
             Unaudited Consolidated Condensed Statements of Earnings
         Three Months and Nine Months ended September 30, 2002 and 2001


                                                  Three months ended              Nine months ended
                                                     September 30,                  September 30,
                                                  2002           2001            2002           2001
                                              ------------   ------------    ------------   ------------
Revenue:
   Premiums                                   $  8,060,634      7,562,016      23,734,944     21,736,166
   Investment income                             2,642,930      2,688,540       7,541,903      7,803,511
   Realized investment gains (losses)              385,106        (68,355)        493,257         20,592
   Brokerage commissions                         1,204,326      1,131,290       3,337,429      3,131,016
                                              ------------   ------------    ------------   ------------

      TOTAL REVENUE                             12,292,996     11,313,491      35,107,533     32,691,285
                                              ------------   ------------    ------------   ------------

Benefits and expenses:
   Benefits and claims                           5,091,847      4,229,667      14,076,802     12,729,482
   Interest credited                             1,498,770      1,400,313       4,461,837      4,033,462
   Amortization of policy acquisition costs        652,203      1,237,720       2,582,937      3,360,064
   Operating expenses                            2,213,285      1,882,923       6,635,810      6,117,328
                                              ------------   ------------    ------------   ------------

      TOTAL BENEFITS AND EXPENSE                 9,456,105      8,750,623      27,757,386     26,240,336
                                              ------------   ------------    ------------   ------------

   Income before income tax expense              2,836,891      2,562,868       7,350,147      6,450,949

   Income tax expense                              814,817        596,830       2,103,187      1,762,737
                                              ------------   ------------    ------------   ------------

NET INCOME                                    $  2,022,074      1,966,038       5,246,960      4,688,212
                                              ============   ============    ============   ============

   Basic income per share of common stock     $       0.32           0.31            0.83           0.74
                                              ============   ============    ============   ============

   Diluted income per share of common stock   $       0.31           0.30            0.81           0.72
                                              ============   ============    ============   ============

   Weighted average number of shares
   used in computing income per share

      Basic                                      6,339,837      6,344,580       6,338,426      6,345,142
                                              ============   ============    ============   ============
      Diluted                                    6,495,878      6,517,431       6,495,919      6,524,821
                                              ============   ============    ============   ============

      Cash dividends per share                $       0.04           0.04            0.12           0.12
                                              ============   ============    ============   ============


See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
            Unaudited Consolidated Condensed Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001


                                                                 2002              2001
                                                             ------------      ------------
Cash flows from operating activities:
   Net income                                                $  5,246,960         4,688,212
   Adjustments to reconcile net income to net
      cash provided from operating activities:
         Increase in policy liabilities and accruals           11,713,106         9,870,577
         (Increase) in deferred policy acquisition costs       (5,079,168)       (3,860,542)
         Increase in liability for income taxes                   678,188           187,446
         (Increase) in amounts receivable and
            amounts due from reinsurers                          (138,404)       (1,148,433)
         (Decrease) increase in amounts due affiliate            (338,121)          196,757
         Other, net                                               397,496           505,564
                                                             ------------      ------------

   Net cash provided from operating activities                 12,480,057        10,439,581
                                                             ------------      ------------

Cash flows from investing activities:
   Purchase of fixed maturities available for sale            (79,207,253)      (58,360,699)
   Purchase of equity securities                               (1,256,257)       (1,741,807)
   Sale of fixed maturities held for investment                   450,000                --
   Sale of fixed maturities available for sale                 55,784,264        40,888,338
   Sale of equity securities                                    1,444,863         1,682,703
   Proceeds from maturities of fixed
      maturities held for investment                            2,000,000         2,500,000
   Proceeds from maturity and redemption of fixed
      maturities held for sale                                  9,322,348         4,436,718
   Principal collected on first mortgage loans                    386,629           301,184
   Net increase in policy loans                                  (590,456)         (627,203)
   Other, net                                                     (84,265)         (103,761)
                                                             ------------      ------------

   Net cash used in investing activities                      (11,750,127)      (11,024,527)
                                                             ------------      ------------

Cash flows from financing activities:
   Cash dividends paid                                           (764,980)         (764,331)
   Purchase of treasury stock                                     (10,453)          (86,830)
   Stock issued under executive compensation plans                 65,232                --
                                                             ------------      ------------

   Net cash used by financing activities                         (710,201)         (851,161)
                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents:              19,729        (1,436,106)

Cash and cash equivalents:
   Beginning of period                                         13,187,601         6,437,904
                                                             ------------      ------------

   End of period                                             $ 13,207,330         5,001,798
                                                             ============      ============

See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
       Unaudited Consolidated Condensed Statements of Comprehensive Income
         Three Months and Nine Months ended September 30, 2002 and 2001


                                                   Three months ended             Nine months ended
                                                      September 30,                  September 30,
                                                  2002            2001           2002            2001
                                              ------------    ------------   ------------    ------------
Net income                                    $  2,022,074       1,966,038      5,246,960       4,688,212
Other comprehensive income before tax:
   Change in fair value of securities
     available for sale                          4,678,011       3,599,550      4,707,457       4,913,339
   Reclassification adjustment for realized
     (gains) losses included in net income        (385,106)         68,355       (493,257)        (20,592)
                                              ------------    ------------   ------------    ------------

        TOTAL OTHER COMPREHENSIVE INCOME
          BEFORE TAX                             4,292,905       3,667,905      4,214,200       4,892,747

   Income tax expense related to
     items of other comprehensive income         1,589,258       1,422,295      1,593,358       1,884,220
                                              ------------    ------------   ------------    ------------

   Other comprehensive income
     net of tax                                  2,703,647       2,245,610      2,620,842       3,008,527
                                              ------------    ------------   ------------    ------------

        TOTAL COMPREHENSIVE INCOME            $  4,725,721       4,211,648      7,867,802       7,696,739
                                              ============    ============   ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                      COTTON STATES LIFE INSURANCE COMPANY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months and nine months ended September 30, 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting for business combinations. SFAS No.141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. The Financial Accounting Standards Board has also issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes Opinion 17 "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. The Company's adoption of SFAS Nos. 141 and 142 did not affect the Company's results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not affect the Company's results of operations or financial position.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



The Financial Accounting Standards Board also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and is effective for fiscal years beginning after December 15, 2001. SFAS No.144 establishes a single accounting model for the disposal of long-lived assets. The adoption of SFAS No.144 did not affect the Company's results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 did not affect the Company's results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not affect the Company's results of operations or financial position.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 "Acquisitions of Certain Financial Institutions," which is effective October 1, 2002. The adoption of SFAS No. 147 did not affect the Company's results of operations or financial position.

NOTE 3 - BUSINESS SEGMENTS

The Company's operations include the following three major segments, differentiated primarily by their respective methods of distribution and the nature of related products: individual life insurance, guaranteed and simplified issue life insurance, and brokerage operations. The Company's operations in each segment are concentrated within its southeastern state geographic market. Individual life insurance products are distributed through the Company's multi-line exclusive agents, guaranteed and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company's exclusive and independent agents. Investment income is allocated to the individual life insurance and guaranteed and simplified issue life insurance segments based on their respective average future policy benefit reserves. Investment income for the brokerage operations segment is determined directly by each subsidiary's investment portfolio.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Total revenue and net income by business segment are as follows:

                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                        (Dollars in thousands)     (Dollars in thousands)

                                           2002         2001          2002         2001
                                        ----------   ----------    ----------   ----------
Individual life insurance:
   Premiums                             $    4,941        4,872        14,512       14,027
   Investment income                         2,377        2,488         6,816        7,195
   Realized investment gains (losses)          348          (63)          446           19
                                        ----------   ----------    ----------   ----------
      Total revenue                     $    7,666        7,297        21,774       21,241
                                        ==========   ==========    ==========   ==========

   Net income                           $    1,355        1,318         3,418        2,839
                                        ==========   ==========    ==========   ==========

Guaranteed and simplified issue
 life insurance:
   Premiums                             $    3,120        2,690         9,223        7,709
   Investment income                           261          191           711          567
   Realized investment gains (losses)           37           (6)           47            1
                                        ----------   ----------    ----------   ----------
      Total revenue                     $    3,418        2,875         9,981        8,277
                                        ==========   ==========    ==========   ==========

   Net income                           $       51           64           177          307
                                        ==========   ==========    ==========   ==========

Brokerage:
   Commission income                    $    1,204        1,131         3,337        3,131
   Investment income                             5           10            15           42
                                        ----------   ----------    ----------   ----------
      Total revenue                     $    1,209        1,141         3,352        3,173
                                        ==========   ==========    ==========   ==========

   Net income                           $      616          584         1,652        1,542
                                        ==========   ==========    ==========   ==========

Total revenue                           $   12,293       11,313        35,107       32,691
                                        ==========   ==========    ==========   ==========

Total net income                        $    2,022        1,966         5,247        4,688
                                        ==========   ==========    ==========   ==========

NOTE 4 - LEGAL PROCEEDINGS

The Company is a defendant in various actions incidental to the conduct of its business. The Company intends to vigorously defend the litigation and while the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



The Company has reached partial settlement of a $900,000 reinsurance policy law suit initiated by the Company in the third quarter of 2001. To date, the Company has received $475,000 and continues to seek additional recoveries through already existing legal channels. The remaining amount outstanding is included in Reinsurance receivable on the consolidated condensed balanced sheet.

NOTE 5 - INCOME TAXES

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

NOTE 6 - TREASURY STOCK

For the nine months ended September 30, 2002 the Company has purchased 1000 shares of it's common stock which is held in treasury. For the same period, the Company issued out of treasury 5,409 shares of common stock in accordance with a restricted stock performance award.

There were no changes in the Company's capital structure for the three months ended September 30, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FORWARD-LOOKING STATEMENTS

Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemption of the Company's products, investment spreads and yields, the earnings and profitability of the Company's activities, and the sufficiency of the Company's cash flows for liquidity purposes.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in Form 10-K filed by the Company with the Securities and Exchange Commission. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could differ materially from the forward-looking statements made herein. The Company disclaims any obligation to update forward-looking information.


                              RESULTS OF OPERATIONS

                                              Three Months Ended
                                                 September 30,
                                            (Dollars in thousands)

                                                              Increase
PREMIUMS                                 2002       2001     (Decrease)
                                        ------     ------    ----------
Guaranteed and simplified
   issue life insurance                 $3,120      2,690       16%

Individual life insurance:
   Traditional life                      1,800      1,657        9%
   Universal life                        3,141      3,215       (2%)
                                        ------     ------
      Total individual life insurance    4,941      4,872        1%
                                        ------     ------

      TOTAL PREMIUMS                    $8,061      7,562        7%
                                        ======     ======

                                                 Nine Months Ended
                                                   September 30,
                                              (Dollars in thousands)

Premiums                                  2002         2001       Increase
                                        --------     --------     --------
Guaranteed and simplified
   issue life insurance                 $  9,223        7,709        20%


Individual life insurance:
   Traditional life                        5,167        4,807         7%

   Universal life                          9,345        9,220         1%
                                        --------     --------

      Total individual life insurance     14,512       14,027         3%
                                        --------     --------

      TOTAL PREMIUMS                    $ 23,735       21,736         9%
                                        ========     ========

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which had approximately 4,200 agents under contract at September 30, 2002. This product is also distributed by the Company's multi-line exclusive agents and is available for purchase over the Internet at the Company's home page.

Individual life insurance products are principally sold by the Company's exclusive agent producers. Growth in individual life premiums largely reflects the popularity of annual renewable term and universal life payroll deduction products. The exclusive agency force of 271 as of September 30, 2002 increased 5% compared to the same date last year.

INVESTMENT INCOME AND REALIZED GAINS AND LOSSES

Investment income decreased 2% for the third quarter of fiscal 2002 as compared the third quarter of fiscal 2001 and decreased 3% compared to the first nine months of 2001. This decrease was primarily a result of a decrease in the annualized average yield to 6.0% compared to 6.7% for the first nine months of 2001, which occurred as a result of lower interest rates.

During 2002 the Company sold a security out of its held-to-maturity portfolio due to evidence of a significant deterioration in the issuer's creditworthiness. At the time of sale the security had an amortized cost of $499,768. The Company realized a loss of $49,768 on the transaction.

During the second quarter of 2002 the Company realized a pre-tax investment loss of $850,000 from the write-down of the carrying value of a WorldCom, Inc. debt security. This write-down was the result of the Company determining that an other-than-temporary impairment had occurred. This debt security was subsequently disposed of in the third quarter of 2002.

During the third quarter of 2002 the Company realized a pre-tax investment loss of $120,000 from the write-down of the carrying value of Intel common stock. This write-down was the result of the Company determining that an other-than-temporary impairment had occurred.

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company's investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company's "watch list". As of September 30, 2002 there were no other debt or equity securities whose unrealized losses would be deemed to be other-than-temporary impairments.

BROKERAGE COMMISSIONS

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show strong growth with commissions increasing 17% for the first nine months of 2002 compared to the first nine months of 2001 and 19% for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, and met management expectations for the quarter. This was partially offset by lower than expected override commissions on multi-peril Federal crop insurance and mobile home insurance.

BENEFITS AND CLAIMS

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

                                                       Three Months Ended
                                                          September 30,
                                                      (Dollars in Thousands)

                                                  2002                     2001
                                                  ----                     ----

                                        Benefits and     % of    Benefits and     % of
Benefits and Claims                        Claims      Premium      Claims      Premium
Guaranteed and
   simplified issue                        $2,421        78%         2,016        75%

Individual life insurance
   Traditional life                        $1,298        72%         1,391        84%
   Universal life                           1,373        44%           823        26%
                                           ------                   ------
      Total individual life insurance       2,671        54%         2,214        45%
                                           ------                   ------

         TOTAL BENEFITS AND CLAIMS         $5,092        63%         4,230        56%
                                           ======                   ======

                                                        Nine Months Ended
                                                           September 30,
                                                      (Dollars in Thousands)
                                                  2002                     2001
                                                  ----                     ----

                                        Benefits and     % of    Benefits and     % of
Benefits and Claims                        Claims      Premium      Claims      Premium
Guaranteed and                             $ 7,012        76%         5,599        73%
   simplified issue
Individual life insurance
   Traditional life                          3,571        69%         3,876        81%
   Universal life                            3,494        37%         3,254        35%
                                           -------                  -------
      Total individual life insurance        7,065        49%         7,130        51%
                                           -------                  -------

      TOTAL BENEFITS AND CLAIMS            $14,077        59%        12,729        59%
                                           =======                  =======

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Guaranteed and simplified issue experience in 2002 and 2001 is more indicative of the Company's expectations as the block of business matures. Individual life insurance claims improved in 2002 and met management's expectations for the three month and nine month periods. The first quarter of 2001 reflected an unusual increase in mortality. Due to the Company's small size, quarterly fluctuations do and will occur. The Company offsets the effects of annual mortality fluctuations by routinely purchasing annual aggregate stop loss reinsurance coverage in excess of 120% of expected claims.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to universal life contracts increased 11% for the nine month period ended September 30, 2002 and 7% for the quarter ended September 30, 2002, reflecting strong growth in universal life policy accumulations. The annual interest rate credited to universal life contract accumulations was 6.25% for both the three month and nine month periods of 2002 and 2001. Effective October 1, 2002 the annual interest rate credited to policyholders changed to 5.75%

AMORTIZATION OF POLICY ACQUISITION COSTS AND OPERATING EXPENSES

The amortization of policy acquisition costs as a percentage of premiums was 11% for the nine months ended September 30, 2002 and 8% for the three months ended September 30, 2002 as compared to 15% for the nine months ended September 30, 2001 and 16% for the three months ended September 30, 2001. 2002 results are within the Company's expected range of 12-14%. Amortization for the quarter reflects better than expected mortality in the universal life line of business and a decrease in the annual interest rate credited to policyholders. 2001 results were slightly higher than the Company's expected range due to higher lapses in the traditional lines of business which reflected increased term rate competition in the market place.

Operating expenses as a percentage of premiums were 28% for the first nine months of 2002 and 2001. For the quarter, operating expenses as a percentage of premium were 27% compared to 25% for the comparable period of 2001. The Company's expectations for the fiscal year 2002 are between 28-31%.

INCOME TAX EXPENSE

The effective tax rate for the first nine months of 2002 was 29% compared to 27% for the same period last year. For the three months ended September 30, 2002, the effective tax rate was 29% compared to 23% for the comparable period of 2001. Increases in deferred acquisition costs and other temporary differences which are taxed at 34% and do not reflect the impact of the small life company deduction account for both the year-to-date and quarterly increases in the effective tax rates. The effective tax rate is based on the estimated annual rate.

NET INCOME

                                          Three Months Ended
                                            September 30,
                                        (Dollars in Thousands)

                                                          Increase
NET INCOME                           2002       2001     (Decrease)
                                    ------     ------    ----------
Guaranteed and
   simplified issue                 $   51         64        (20%)
                                    ------     ------

Individual life insurance:
   Traditional                         412        118        249%
   Universal life                      943      1,200        (21%)
                                    ------     ------

  Total individual life insurance    1,355      1,318          3%
                                    ------     ------

Brokerage operations                   616        584          5%
                                    ------     ------

   Net Income                       $2,022      1,966          3%
                                    ======     ======

                                           Nine Months Ended
                                            September 30,
                                        (Dollars in Thousands)

                                                          Increase
NET INCOME                           2002       2001     (Decrease)
                                    ------     ------    ----------
Guaranteed and
   simplified issue                 $  177        307        (42%)
                                    ------     ------

Individual life insurance:
   Traditional                       1,127        404        179%
   Universal life                    2,291      2,435         (6%)
                                    ------     ------

  Total individual life insurance    3,418      2,839         20%
                                    ------     ------

Brokerage operations                 1,652      1,542          7%
                                    ------     ------
   Net Income                       $5,247      4,688         12%
                                    ======     ======

Continued strong growth in premiums, mortality levels that met management's expectations and showed improvement over the first nine months of 2001, and better than expected amortization of deferred policy acquisition costs accounted for the increase in net income for the first nine months of 2002. Net income for the quarter ended September 30, 2002 compared to September 30, 2001 increased modestly due to a slight decrease in investment income and, although they met management's expectations, mortality levels that were higher than the third quarter of 2001, offset in part by better than expected amortization of deferred policy acquisition costs.

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

INSURANCE RELATED ASSETS AND LIABILITIES

The Company establishes an insurance related asset for deferred policy acquisition costs, and insurance related liabilities for future policy benefits and claims relating to its insurance policies under contract. Such assets and liabilities are developed using actuarial principles and assumptions which consider a number of factors, including: investment yields, withdrawal rates, mortality and morbidity. The Company accounts for its traditional individual life insurance policies using a net level premium method and assumptions as to the factors enumerated above. Generally, the Company's earnings in any given calendar year will not be impacted by differences in emerging experience on its traditional individual business unless such differences are severe enough to call into question the profitability of the entire block of traditional life business.

The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. For the nine months ended September 30, 2002 and 2001, the Company experienced emerged mortality of 90% and 103% of amounts expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting for business combinations. SFAS No.141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. The Financial Accounting Standards Board has also issued SFAS No. 142 "Goodwill and Other Intangible Assets" which supersedes Opinion 17 "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. The Company's adoption of SFAS Nos. 141 and 142 did not affect the Company's results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not affect the Company's results of operations or Financial position.

The Financial Accounting Standards Board also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and is effective for fiscal years beginning after December 15, 2001. SFAS No.144 establishes a single accounting model for the disposal of long-lived assets. The adoption of SFAS No.144 did not affect the Company's results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 did not affect the Company's results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not affect the Company's results of operations or financial position.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 "Acquisitions of Certain Financial Institutions," which is effective October 1, 2002. The adoption of SFAS No. 147 did not affect the Company's results of operations or financial position.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

As of September 30, 2002 the Company's insurance operations generated positive cash flows in excess of its immediate needs. Cash flows provided by operations were $12.5 million in the first nine months of 2002 compared to $10.4 million for the comparable period last year.

Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $11.3 million from investment maturities and repayments in 2002, adding to available cash flows. Such proceeds were $6.9 million in 2001. When market opportunities arise, the Company disposes of selected debt securities available for sale to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $56.2 million in 2002, and $40.9 million for the comparable period of 2001.

The Company's principal financing activity is payment of dividends to the Company's shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Under regulatory requirements, the maximum amount of dividends that may be paid in 2002 by the Company to its shareholders without prior regulatory approval is approximately $3.0 million.

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

LIQUIDITY

Liquidity pertains to a company's ability to meet the demand for cash requirements of its business operations and financial obligations. The Company's two sources of short-term liquidity include its positive cash flow from operations and its portfolio of marketable securities as described above. The Company believes that these sources are sufficient to meet its liquidity needs for the next 12 months.

INVESTMENTS

Since December 31, 2001, there has not been a material change in mix or credit quality of the Company's investment portfolio. All bond purchases have been available for sale and over 87% of the holdings at September 30, 2002 and 92% in 2001 are rated "A" or better by Standard & Poor's Corporation. For all fixed maturities, 13% in 2002 and 8% in 2001 are rated BBB. Ratings of BBB- and higher are considered investment grade by the rating services. Due to continued improvement in bond market conditions, the Company experienced an increase in the fair value of bonds of approximately $3,713,000, net of deferred taxes, in 2002.

During 2002 the Company sold a security out of its held-to-maturity portfolio due to evidence of a significant deterioration in the issuer's creditworthiness. At the time of sale the security had an amortized cost of $499,768. The Company realized a loss of $49,768 on the transaction.

MORTGAGE LOANS

The Company's mortgage loan policy limits the amounts of loans to no more than 80% of the value on residential loans and no more than 75% of the value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

                                                          Book Value
          Number of Loans                           ----------------------
          ---------------                           (dollars in thousands)
     September 30,    December 31,               September 30,    December 31,
        2002              2001         State         2002             2001
        ----              ----         -----        ------           ------
           3                 3        Alabama       $  135           $  113
           6                 6        Florida          293              320
          24                30        Georgia          857            1,239
        ----              ----                      ------           ------
          33                39                      $1,285           $1,672
        ====              ====                      ======           ======

Two loans representing $88,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 24%.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of Aa and Aa- as rated by Standard & Poor's Corporation at September 30, 2002 and 2001, respectively.

INTEREST RATE RISK

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company's fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at September 30, 2002 and September 30, 2001 had an effective duration of 4.4 years and 4.6 years, respectively.

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



                                                                                               Hypothetical
                                                                             Estimated Fair      Percentage
                                                                               Value After        Increase
                                                        Estimated Change      Hypothetical     (Decrease) In
                                  Estimated Value       in Interest Rates      Change in       Shareholders'
                                 September 30, 2002     (bp-Basis Points)    Interest Rates       Equity
                                 ------------------     -----------------    --------------    -------------
                               (dollars in thousands)
Fixed Maturities - Held
   for Investment                    $  9,340            100 bp decrease           9,396             N/A
                                                         100 bp increase           9,285             N/A

Fixed Maturities - Available         $151,964            100 bp decrease         158,027             7.8%
  for Sale                                               100 bp increase         145,840            (7.9)%

ITEM 4.   CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15 d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. The Company intends to vigorously defend the litigation and while the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

The Company has reached partial settlement of a $900,000 reinsurance policy law suit initiated by the Company in the third quarter of 2001. To date, the Company has received $475,000 and continues to seek additional recoveries through already existing legal channels. The remaining amount outstanding is included in Reinsurance receivable on the consolidated condensed balanced sheet.

Item 2. Changes in Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

      The Company filed a report on Form 8-K on August 22, 2002 relating to the change in its certifying accountant to Ernst & Young LLP for the year ending December 31, 2002.

Exhibit 11 - Statement re: Computation of Per Share Earnings

Exhibit 15 - Letter Regarding Unaudited Interim Financial Information

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COTTON STATES LIFE INSURANCE COMPANY
                            REGISTRANT

Date: 11/12/02                /s/ J. Ridley Howard
      --------                -------------------------------------------------
                              J. Ridley Howard, Chairman
                              President and Chief Executive Officer

Date: 11/12/02                /s/ William J. Barlow
      --------                -------------------------------------------------
                              William J. Barlow
                              Vice President of Finance and Assistant Treasurer

                      CERTIFICATION PURSUANT TO REGISTRANTS
     FILING UNDER SECTION 13(A) OR 15(D) OF THE SECURITIES AND EXCHANGE ACT


I, J. Ridley Howard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cotton States Life Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 11/12/02

                                          /S/ J. Ridley Howard
                                          -----------------------------
                                          J. Ridley Howard, Chairman
                                          President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO REGISTRANTS
     FILING UNDER SECTION 13(A) OR 15(D) OF THE SECURITIES AND EXCHANGE ACT



I, William J. Barlow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cotton States Life Insurance Company

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

   a) designed such disclosure control and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 11/12/02

                                          /S/ William J. Barlow
                                          -----------------------------
                                          William J. Barlow
                                          Vice President of Finance