Form 10-K
period 2002-12-31
COTTON STATES LIFE INSURANCE CO /
filed 2003-03-28
CIK 25118

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 2-39729

Cotton States Life Insurance Company

(Exact name of registrant as specified in its charter)

Georgia	58-0830929

(State of incorporation	(I.R.S. Employer
and jurisdiction)	Identification No.)

244 Perimeter Center Parkway, N.E., Atlanta, Georgia	30346

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (404) 391-8600

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

YES [X]     NO [  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2)

YES [  ]      NO [X]

The aggregate market value of voting stock held by non-affiliates was $38,797,911 based on the closing price of $9.18 on February 1, 2003, as reported on the NASDAQ National Market.

As of February 1, 2003, there were 6,328,737 shares of registrant’s common stock outstanding.

The Exhibit Index is located on Page 59

The total number of pages in this document is 65

PART I
PART II
PART III
PART IV
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Certification Pursuant to Registrants
Certification Pursuant to Registrants
EX-11 Computation of Per Share Earnings
EX-21 Subsidiaries of the Registrant
EX-23.1 Consent of Auditors
EX-23.2 Consent of Public Accountants

PART I

ITEM 1. BUSINESS

General

     Cotton States Life Insurance Company (the “Company”) was organized under the laws of the State of Georgia in 1955. The Company is currently licensed to transact business in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company currently markets only individual life insurance, payroll deduction life insurance, guaranteed issue and simplified issue life insurance and individual annuities.

     On February 21, 2002, the Company filed notice of its intent to withdraw its multi-line exclusive agents from Kentucky primarily due to losses incurred by the Company’s affiliate, Cotton States Mutual Insurance Company. Without objection from the Kentucky Department of Insurance, the Company’s withdrawal plan was accepted pursuant to Kentucky insurance regulations.

     In July of 1989, the Company formed CSI Brokerage Services, Inc. (“CSI”). CSI brokers insurance products for the Company’s exclusive agents not offered by the Company’s affiliated property and casualty companies.

     In November of 1989, the Company acquired 60% of the outstanding common stock of Cotton States Marketing Resources, Inc. (“CSMR”). During 1992, the Company acquired the remaining 40% of CSMR’s stock. CSMR brokers through the Company’s exclusive agents other insurance companies’ life and accident and health products not underwritten by the Company.

Financial Information About Industry Segments

     The Company’s operations can be grouped into three major segments: (i) individual life insurance, (ii) guaranteed issue and simplified issue life insurance, and (iii) brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company’s operations in each segment are concentrated within its southeastern states geographic market. Individual life insurance products are distributed through the Company’s multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations involve third party products distributed through the Company’s exclusive and independent agents. The Company does not group items on the consolidated balance sheet into segments, nor does it analyze those items by segment when making management decisions. The Company allocates net investment income and net realized gains to its individual life insurance and guaranteed issue and simplified issue life insurance segments based on the ratio of each segment’s reserves to total reserves. Net investment income and net realized gains for the Company’s brokerage segment is based on actual amounts earned by its brokerage subsidiaries.

	2002	2001	2000

Individual life insurance:
Premiums	$19,347,710	18,658,255	17,816,354
Net investment income	8,857,310	9,458,445	9,403,578
Realized investment gains	935,571	24,969	160,104

Total revenue	29,140,591	28,141,669	27,380,036
Policyholder benefits and claims	9,478,267	8,821,942	8,139,214
Interest credited	5,904,423	5,527,001	5,198,089
Amortization of deferred policy acquisition costs	2,084,635	3,248,281	2,273,031
Other operating expenses	5,143,895	5,257,470	4,830,481

Total benefits and expenses	22,611,220	22,854,694	20,440,815

Segment profit before income taxes	6,529,371	5,286,975	6,939,221

Guaranteed issue and simplified issue life insurance:
Premiums	12,438,241	10,529,996	8,106,634
Net investment income	952,774	775,780	540,200
Realized investment gains	101,134	2,532	9,670

Total revenue	13,492,149	11,308,308	8,656,504
Policyholder benefits and claims	9,332,175	7,656,444	5,728,786
Amortization of deferred policy acquisition costs	1,676,350	1,218,431	941,079
Other operating expenses	2,001,826	1,913,723	1,427,835

Total benefits and expenses	13,010,351	10,788,598	8,097,700

Segment profit before income taxes	481,798	519,710	558,804

Brokerage:
Brokerage commissions	4,242,470	4,190,482	4,197,173
Net investment income	18,880	48,397	147,003
Realized investment gains	—	—	236,160

Total revenue	4,261,350	4,238,879	4,580,336
Operating expenses	966,955	1,106,448	1,154,992

Segment profit before income taxes	3,294,395	3,132,431	3,425,344

Combined segment profit before income taxes	10,305,564	8,939,116	10,923,369
Group life insurance and individual accident and health results	(35,819)	(74,560)	(70,097)

Income before Federal income taxes	$10,269,745	8,864,556	10,853,272

Narrative Description of Business Segments

(i) Individual Life

     The major forms of individual life insurance offered by the Company include universal life, graded premium whole life, participating whole life, term insurance, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability income riders. These products are sold by the Company’s 272 multi-line exclusive agents in Alabama, Florida, Georgia, and Tennessee.

     The Company offers its insurance through multi-line exclusive agents who also write all lines of property and casualty insurance offered by Cotton States Mutual Insurance Company (“Mutual”) and its subsidiary, Shield Insurance Company (“Shield”) (collectively, the “Cotton States Group”). See Item 13 of this report for an explanation of the relationship between the Company, Mutual, and Shield. Multi-line exclusive agents are under contract to the Company, Mutual, and Shield, and are paid on a commission basis. The Company’s multi-line exclusive agents are located in the following states:

	Number of Agents

	December 31,

	2002	2001	State

	52	54	Alabama
	24	24	Florida
	169	163	Georgia
	27	25	Tennessee

Total	272	266

     Unless the need for a medical examination is indicated by the application or an investigation, the Company writes individual life insurance based on age without requiring blood and specimen in the following maximum amounts:

Age Group	Maximum Insurance

0-17	$100,000
18-40	74,999
41-50	50,000
51 and over	25,000

     As of December 31, 2002, less than 2.4% of the Company’s individual life premiums were represented by what the Company believes to be substandard risks. Substandard life insurance risks are accepted by the Company at increased rates. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain reinsurance which it believes to be adequate.

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

(ii) Guaranteed Issue and Simplified Issue Whole Life Insurance

     The Company offers Guaranteed Issue and Simplified Issue whole life insurance through its multi-line agency force and approximately 4,300 independent agents. The independent agents sell these products in all states in which the Company is licensed to conduct business.

     Both plans are level-premium, cash value permanent life insurance products issued from $2,500 to $35,000 face amounts. Both plans are frequently used by individuals to cover final expenses. They are designed to be sold as companion plans using a simple application and no medical exams or tests. If all health questions asked of the applicant by the Company can be answered “NO”, the Simplified Issue policy may be issued. Otherwise, the Guaranteed Issue policy will be issued.

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

(iii) Brokerage

     The Company owns two brokerage subsidiaries, CSI and CSMR. CSI provides the Company with commission income from brokerage agreements with other property and casualty insurance carriers. These carriers supply the Company’s multi-line agents with property and casualty products that the Company’s affiliated property and casualty companies do not underwrite, such as non-standard auto insurance, crop hail insurance, multi-peril crop insurance, mobile home insurance, poultry house insurance and flood insurance.

     Approximately 74% of CSI’s brokerage revenues come from the sale of non-standard auto insurance through two carriers. Approximately 8% of CSI’s revenue comes from the sale of crop hail and multi-peril crop insurance through one carrier.

     CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company’s multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, and group life and health insurance. CSMR has contracted with approximately 4,300 independent agents to write the Company’s Guaranteed Issue and Simplified Issue whole life insurance. Approximately 56% of CSMR’s brokerage revenues come from the sale of life and health insurance through four carriers.

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

     The Company is also required under these laws to file detailed annual reports with the supervisory agencies in each of the states in which it does business. Under the rules of the National Association of Insurance Commissioners (“NAIC”), the Company’s records are examined periodically by one or more of the state supervisory agencies.

Employees

     In addition to its principal officers, the Company shares 124 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employees’ salaries, either based upon the Company’s premium income in relation to the premium income of Mutual and Shield or the actual time expended on each company’s affairs. The Company and its subsidiaries also have 33 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company’s employees is subject to a collective bargaining agreement. The Company believes its employee relations are good.

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

     The Company has certain advantages that it believes better enables it to keep its premium rates competitive with similar policies offered by competing companies, including the following:

1.	The Company offers most of its insurance through the same agents who write property and casualty insurance for Mutual and Shield. The sale of insurance through the same agents who sell property and casualty insurance enables the Company to incur less agency development and sales expense than is customary in the industry;

2.	Because the Company’s agents can provide customers with coverage for all major lines of individual insurance they may utilize “account” selling. Account selling enables insureds to contact one agent regarding their total insurance needs; and

3.	The Company shares certain facilities, equipment and personnel with Mutual and Shield. The Company believes that sharing these expenses has a favorable impact on the ratio of expenses to premium income and enables the Company to enjoy economies of scale.

ITEM 2. PROPERTIES

     The Company, Mutual, and Shield occupy offices located at 244 Perimeter Center Parkway, Atlanta, Georgia. The building is owned by a general partnership composed of Mutual and Gold Kist Inc. (“Gold Kist”). The Company has no ownership interest in the partnership. The facility consists of a three-story office building containing approximately 260,000 square feet of space of which the Company, Mutual and Shield share approximately 90,000 square feet. The Company believes that the facility is suitable to its business. Rental expense is allocated to the Company based on its proportionate share of square footage occupied.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions are reasonably likely to result in a material loss to the Company.

     The Company has reached partial settlement regarding $900,000 in reinsurance coverage. A lawsuit was initiated by the Company in the third quarter of 2001. To date the Company has received $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. The remaining amount outstanding is included in Reinsurance receivable on the consolidated balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On January 1, 2003, there were approximately 1,900 shareholders of the Company’s common stock. The stock (symbol “CSLI”) is traded over-the-counter on the NASDAQ National Market System. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:

	Stock Price (1)		Dividend
	High	Low	Declared

2002
First Quarter	$10.50	9.41	.04
Second Quarter	10.55	9.45	04
Third Quarter	10.14	7.72	04
Fourth Quarter	10.10	8.25	04
2001
First Quarter	$15.50	9.25	04
Second Quarter	12.97	10.95	04
Third Quarter	12.00	8.30	04
Fourth Quarter	9.65	8.98	04

(1)	The prices presented above are sale prices which represent price between broker-dealers and do not include mark-ups or mark-downs or any commission to the broker-dealer. Therefore, the prices presented above do not reflect prices in actual transactions.

EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about Common Stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2002.

Number of
securities
remaining available
for future issuance
under equity
	Number of		compensation plans
	securities to be		(excluding
	issued upon	Weighted-average	securities
	exercise of	exercise price of	reflected in 1st
Plan Category	outstanding options	outstanding options	column)

Equity compensation plans approved by security holders	104,532	$4.69	512,647
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	104,532	$4.69	512,647

ITEM 6. SELECTED FINANCIAL DATA

	Ten-Year Selected Financial Data

		2001	2000	1999	1998
	2002	(As Restated)	(As Restated)	(As Restated)	(As Restated)

As of December 31
Total assets	$261,810,004	234,780,338	211,300,570	190,516,318	180,773,289

Total liabilities	$180,439,595	162,135,020	147,029,701	134,565,951	125,857,189

Total shareholders’ equity	$81,370,409	72,645,318	64,270,869	55,950,367	54,916,100

Book value per share	$12.86	11.47	10.13	8.84	8.63

Closing price per share	$9.54	9.60	11.50	8.63	14.88

Years ended December 31
Premiums	$33,092,092	30,220,737	26,816,523	23,302,097	19,935,354

Net investment income, realized investment gains and brokerage income	$15,108,138	14,500,606	14,693,886	13,555,085	12,365,999

Total revenue	$48,200,230	44,721,343	41,510,409	36,857,182	32,301,353

Benefits and expenses	$37,930,485	35,856,787	30,657,137	26,673,847	21,916,010

Net income	$7,308,874	6,445,672	7,606,215	7,327,945	7,240,585

Basic net income per share	$1.15	1.02	1.20	1.16	1.13

Diluted net income per share	$1.13	.99	1.18	1.14	1.10

Dividends per share	$.160	.160	.160	.160	.160

	1997	1996	1995	1994	1993

As of December 31
Total assets	$165,337,309	148,824,187	139,381,979	124,412,468	116,237,515

Total liabilities	$115,941,296	105,910,335	99,694,942	90,855,648	85,285,402

Total shareholders’ equity	$49,396,013	42,913,852	39,687,037	33,556,820	30,952,113

Book value per share	$7.72	6.71	6.23	5.28	5.10

Closing price per share	$15.25	7.60	4.80	3.63	3.20

Years ended December 31
Premiums	$17,620,184	15,400,543	15,061,541	15,128,529	13,535,407

Net investment income, realized investment gains and brokerage income	$11,308,794	9,458,474	8,814,035	7,597,136	7,271,267

Total revenue	$28,928,978	24,859,017	23,875,576	22,725,665	20,806,674

Benefits and expenses	$20,451,884	18,735,863	18,548,121	18,333,697	18,149,664

Net income	$6,304,558	4,832,577	4,070,871	3,303,024	2,435,355

Basic net income per share	$.99	.76	.64	.54	.40

Diluted net income per share	$.96	.74	.63	.51	.39

Dividends per share	$.126	.102	.072	.060	.051

Note: All share and per share amounts have been adjusted for the following stock splits:

October 1995	five-for-four
April 1997	five-for-four
January 1998	three-for-two

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemption of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities, and the sufficiency of the Company’s cash flows for liquidity purposes.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, the possibility of war, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company’s actual performance could vary materially from the forward-looking statements made herein. The Company disclaims any obligation to update any forward-looking information.

Results of Operations
(Dollars in thousands)

Premiums	2002	2001	Increase	2000	Increase

Guaranteed issue and simplified issue life insurance	$12,438	10,530	18%	8,107	30%
Individual life insurance:
Traditional life	6,776	6,285	8%	6,057	4%
Universal life	12,572	12,373	2%	11,759	5%

Total individual life insurance	19,348	18,658	4%	17,816	5%

Other lines	1,306	1,033	26%	894	16%

Total premiums	$33,092	30,221	10%	26,817	13%

Guaranteed issue and simplified issue life insurance premiums continued to show significant growth for the three year period from 2000 to 2002, primarily as a result of sustained production by the Company’s independent agency force which had approximately 4,300 agents under contract at December 31, 2002 compared to approximately 4,400 in 2001 and approximately 3,900 in 2000. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects an increase in production of the Company’s participating whole life product.

The exclusive agency force of 272 as of December 31, 2002 compares to 266 as of the same date in 2001 and 252 in 2000. Other premiums consist of the Company’s participation in a Federally sponsored group life pool and income from a closed block of individual accident and health business.

Investment Income and Realized Gains and Losses

The Company uses its positive cash flow primarily to purchase debt and equity securities. Net investment income decreased 4% in 2002 compared to 2001, increased 2% in 2001 compared to 2000, and increased 9% in 2000 compared to 1999. The decrease in 2002 is primarily a result of a decrease in the annualized average yield to 5.9% compared to 6.7% for 2001 and 7.2% for 2000, which occurred as a result of lower interest rates. The decreases in average yields are partially offset by growth in the average investment portfolio.

Due to favorable market conditions caused by lower interest rates, the Company realized net gains of approximately $2,900,000, $28,000, and $406,000 in 2002, 2001, and 2000, respectively, from the sale of fixed maturity and equity securities.

During 2002 the Company sold a security out of its held-to-maturity portfolio due to evidence of a significant deterioration in the issuer’s creditworthiness. At the time of sale the security had an amortized cost of $499,768. The Company realized a loss of $49,768 on the transaction.

During the second quarter of 2002 the Company realized a pre-tax investment loss of $850,000 from the write-down of the carrying value of a WorldCom, Inc. debt security. This write-down was the result of the Company determining that an other-than-temporary impairment had occurred. This debt security was subsequently disposed of in the third quarter of 2002 at an additional loss of $41,000.

During the third quarter of 2002 the Company realized a pre-tax investment loss of $120,000 from the write-down of the carrying value of Intel common stock. This write-down was the result of the Company determining that an other-than-temporary impairment had occurred.

During the fourth quarter of 2002 the Company realized a pre-tax investment loss of $460,000 from the write-down of the carrying value of ten equity securities and a pre-tax investment loss of $418,000 from the write-down of the Company’s investment in a limited partnership. These write-downs were the result of the Company determining that an other-than-temporary impairment had occurred.

Brokerage Commissions

Exclusive agents sell products that the Cotton States Group does not underwrite (both life and property and casualty) but are provided through the Company’s brokerage operations, and for which the Company receives override commission. Brokerage commissions for 2002 were flat as compared to 2001 due to decreased override commissions on the sale of multi-peril crop and crop hail products. This decrease in brokerage commissions was partially offset by an 11% increase in commissions on the sale of non-standard automobile policies. Brokerage commissions were flat in 2001 as compared to 2000 due to decreased override commissions on the sale of life products. Brokerage commissions increased 10% in 2000 compared to 1999 due primarily to increased sales of non-standard automobile policies.

Benefits and Claims

Life benefits and claims, including reserve increases on traditional life and guaranteed issue and simplified issue products are as follows (dollars in thousands):

	2002		2001		2000

	Benefits		Benefits		Benefits
	and	% of	and	% of	and	% of
Benefits and Claims	Claims	Premium	Claims	Premium	Claims	Premium

Guaranteed issue and simplified issue	$9,332	75%	$7,656	73%	$5,729	71%
Individual life insurance:
Traditional life	4,772	70%	4,622	73%	4,261	70%
Universal life	4,706	37%	4,201	34%	3,878	33%

Total individual life insurance	9,478	49%	8,823	47%	8,139	46%
Other benefits and claims	1,307	100%	1,073	104%	932	104%

Total Benefits and Claims	$20,117	61%	$17,552	58%	$14,800	55%

Benefits and claims, as a percentage of premium, fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Guaranteed issue and simplified issue experience for the three year period is consistent with the Company’s future expectations for those products as the block of business matures. Individual life benefits increased in 2002 compared to 2001 due to higher traditional life reserve increases, which were the result of an overall improvement in persistency. Death benefits for 2002 were consistent with management’s expectations. Death benefits in 2001 compared to 2000 slightly exceeded management’s expectations due to an unusual increase in mortality during the first quarter of 2001.

Due to the Company’s small size, quarterly fluctuations, even when they remain within the normal range, will affect the total benefits and claims for the fiscal year. In addition, the Company’s general policy is to retain, with respect to individual life policies, generally no more than $100,000 of insurance on any one life and has also routinely purchased annual aggregate stop loss reinsurance coverage in excess of 120% of expected mortality. The Company did not experience any material impact on reinsurance costs as a result of the events of September 11, 2001.

The Company has reached partial settlement regarding $900,000 in reinsurance coverage. A lawsuit was initiated in the third quarter of 2001. To date, the Company has received $475,000 and continues to seek additional recoveries against reinsurance brokers through already existing legal channels. The remaining amount outstanding is included in reinsurance receivable on the consolidated balance sheet.

Other benefits and claims consist of participation in a Federally sponsored group life pool and benefits on a closed block of individual accident and health business.

Interest Credited to Policyholders

Interest credited to universal life contracts increased 7% in 2002 as compared to 2001 and 6% in 2001 as compared to 2000 reflecting growth in universal life policy accumulations. The annual interest rate credited to policyholders of universal life contracts was 6.25% for the first nine months of 2002 and for the years 2001 and 2000. Effective October 1, 2002 the annual rate credited to policyholders changed to 5.75%.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premium was 11% in 2002 compared to 15% in 2001 and 12% in 2000. Amortization for 2002 is slightly better than the Company’s expected range of 12-14% and reflects better than expected mortality in the universal life line of business and a decrease in the annual interest rate credited to policyholders. The amortization of policy acquisition costs for 2002 and 2000 reflect a favorable adjustment from updating actuarial assumptions. This adjustment represented a slow down of amortization as a result of higher estimated future profits from the improvement in mortality levels on universal life products. The after tax effect on net income for 2002 was $186,000 or $.03 per share and for 2000 was $429,000 or $.07 per share. Amortization in 2001 reflects higher lapses in the traditional lines of business which reflects increased term rate competition in the market place.

Operating expenses as a percentage of premiums were 25% for 2002 compared to 28% in 2001 and 2000. The Company experienced some expense savings in 2002 primarily due to the reduction of certain performance based compensation costs.

Income Tax Expense

The effective tax rate for 2002 was 29% compared to 27% in 2001 and 30% in 2000. The two percentage point increase from 2001 to 2002 is the result of a decrease in the allowable small company deduction. The three percentage point decrease from 2000 to 2001 is the result of an increase in the allowable small company deduction.

Net Income			Percentage		Percentage
			Increase		Increase
(dollars in thousands)	2002	2001	(Decrease)	2000	(Decrease)

Guaranteed issue and simplified issue	$355	$397	(11)%	$413	(4)%
Individual life insurance:
Traditional	1,477	763	94%	1,107	(31)%
Universal life	3,329	3,276	2%	3,875	(16)%

Total individual life insurance	4,806	4,039	19%	4,982	(19)%
Brokerage operations	2,174	2,067	5%	2,260	(9)%
Other lines	(26)	(57)	54%	(49)	(16)%

Net Income	$7,309	$6,446	13%	$7,606	(15)%

Continued growth in premiums, mortality that was consistent with management’s expectations, and lower operating expenses accounted primarily for the improved results in 2002 compared to 2001. In addition, 2002 and 2000 results reflect a favorable adjustment to the amortization of policy acquisition costs resulting from updating actuarial assumptions. 2001 results reflect higher mortality experienced in the first quarter in comparison to the prior year, resulting in a decrease in the Company’s net income.

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

Insurance Related Assets and Liabilities

The Company establishes an insurance related asset for deferred policy acquisition costs, and insurance related liabilities for future policy benefits and claims relating to its insurance policies under contract. Such asset and liabilities are developed using actuarial principles and assumptions which consider a number of factors, including: investment yields, withdrawal rates, mortality and morbidity which are described in the Notes to the Consolidated Financial Statements (“Notes”). As described in the Notes, the Company accounts for its traditional individual life insurance policies using a net level premium method and assumptions as to the factors enumerated above and as disclosed in Note 5. Generally, the Company’s earnings in any given calendar year will not be impacted by differences in emerging experience on its traditional individual business unless such differences are severe enough to call into question the profitability of the entire block of traditional life business. The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. During 2002, 2001, and 2000, the Company experienced emerged mortality of 88%, 89%, and 84% of expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

Further, as described in the Notes, the Company accounts for its interest-sensitive and universal life insurance policies and annuities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SFAS No. 97 requires the remeasurement of the Company’s deferred acquisition costs each period in a manner that amortizes such deferred costs as a level percentage of actual emerged profit over the expected gross profits. Expected gross profits are primarily influenced by estimated future mortality, investment gains, and expense margins.

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

Fixed Income and Equity Securities

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and the length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list”. As of December 31, 2002 there were no debt or equity securities whose unrealized losses would be deemed by management to be other-than-temporary impairments that have not been recorded.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Liquidity and Capital Resources

Cash Flow

The Company’s insurance operations generated positive cash flows in excess of its immediate needs during 2002. Cash flows provided by operations were $17.0 million in 2002, $15.5 million in 2001, and $11.5 million in 2000. Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $14.3 million from investment maturities and repayments in 2002, adding to available cash flows. Such proceeds were $10.5 million in 2001 and $7.2 million in 2000. When market opportunities arise, the Company disposes of selected debt securities available for sale in an attempt to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $108.6 million in 2002, $50.4 million in 2001 and $3.5 million in 2000.

The Company’s principal financing activity is payment of dividends to the Company’s shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Under regulatory requirements, the amount of dividends that may be paid in 2003 by the Company to its shareholders without prior regulatory approval is approximately $3.0 million.

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

Liquidity

Liquidity pertains to a company’s ability to meet the demand for cash requirements of its business operations and financial obligations. The Company’s two sources of short-term liquidity include its positive cash flow from operations and its portfolio of marketable securities as described above. The Company believes that these sources are sufficient to meet its liquidity needs in 2003.

Investments

Since December 31, 2002, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 91% of the holdings at December 31, 2002 and 86% in 2001 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, 9% in 2002 and 14% in 2001 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services. Due to the improvement in bond market conditions, the Company experienced an increase in the fair value of bonds of approximately $4,487,000 in 2002.

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value

Held for investment:
Due in one year or less	$3,700,704	3,756,596
Due after one year through five years	3,347,471	3,567,777

Total	$7,048,175	7,324,373

Available for sale:
Due in one year or less	$5,001,454	5,062,150
Due after one year through five years	36,750,298	38,022,347
Due after five years through 10 years	50,454,365	53,287,645
Due after 10 years	22,072,272	22,774,676
Mortgage-backed securities	31,880,950	33,160,588

Total	$146,159,339	152,307,406

Mortgage Loans

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the collateral value on residential loans and no more than 75% of the collateral value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans
			(dollars in thousands)
December 31,	December 31,		December 31,	December 31,
2002	2001	State	2002	2001

2	3	Alabama	$100	113
6	6	Florida	283	320
25	30	Georgia	937	1,239

33	39		$1,320	1,672

Three loans representing $102,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 21%.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes Opinion 17 “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. The Company’s adoption of SFAS Nos. 141 and 142 did not affect the Company’s results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not affect the Company’s results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for the disposal of long-lived assets. The adoption of SFAS No. 144 did not affect the Company’s results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 did not affect the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to affect the Company’s results of operations or financial position.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisitions of Certain Financial Institutions,” which is effective October 1, 2002. The adoption of SFAS No. 147 did not affect the Company’s results of operations or financial position.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for which accounting requirements are effective for guarantees issued or modified after December 31, 2002 and disclosure requirements are effective for financial statements issued after December 15, 2002. The adoption of Interpretation No. 45 did not, and is not expected to, affect the Company’s results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not affect the Company’s results of operations or financial position.

Effective January 1, 2001, the State of Georgia adopted the National Association of Insurance Commissioner’s Codification of Statutory Accounting Practices. The impact on the Company’s statutory surplus upon adoption of the codification standards was not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of AA- as rated by Standard & Poor’s Corporation at December 31, 2002.

Interest Rate Risk

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company’s fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at December 31, 2002 and December 31, 2001 had an effective duration of 4.1 years and 4.2 years, respectively.

The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical 100 and 200 basis point increase/decrease in interest rates on the fair values of the fixed investment portfolio. The selection of 100 and 200 basis point increases/decreases in interest rates should not be construed as a prediction by the Company’s management of future market events, but rather, to illustrate the potential impact of such events. These calculations may not fully capture the impact of the changes in the ratio of long-term rates to short-term rates.

				Hypothetical
			Estimated Fair	Percentage Increase
		Estimated Change in	Value After	(Decrease) In
	Estimated Value	Interest Rates	Hypothetical Change	Shareholders'
	December 31, 2002	(bp-Basis Points)	in Interest Rates	Equity

	(dollars in thousands)
Fixed Maturities – Held for Investment	$7,324	200 bp decrease	7,430	N/A
		100 bp decrease	7,386	N/A
		100 bp increase	7,298	N/A
		200 bp increase	7,254	N/A
Fixed Maturities – Available	$152,307	200 bp decrease	164,931	15.5%
for Sale		100 bp decrease	158,278	7.3%
		100 bp increase	146,847	(6.7)%
		200 bp increase	141,009	(13.9)%

The following table shows a comparison of average assumed interest rates for policy reserves and investment yields, based on amortized costs, for the three years ended December 31.

Comparison of Interest Rates for Policy Reserves
and Investment Yields
(Net of investment expenses)

	2002	2001	2000

Policies issued during year:
Required interest on policy reserves	6.5%	6.7%	6.7%
New money yield on investments	4.5%	5.4%	7.2%
Policies inforce during year:
Required interest on policy reserves	6.1%	6.2%	6.2%
Net investment yield	5.9%	6.7%	7.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

		2001
	2002	(As Restated)

ASSETS
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $7,324,373 in 2002 and $11,960,104 in 2001)	$7,048,175	11,552,200
Fixed maturities, available for sale, at fair value (amortized cost of $146,159,339 in 2002 and $130,303,801 in 2001)	152,307,406	131,964,810
Equity securities, at fair value (cost of $2,984,720 in 2002 and $3,673,660 in 2001)	2,519,895	3,471,722
First mortgage loans on real estate	1,320,330	1,671,989
Policy loans	10,425,612	9,661,247
Other invested assets	582,000	1,000,000

Total investments	174,203,418	159,321,968
Cash and cash equivalents	18,913,861	13,187,601
Accrued investment income	2,406,298	2,592,977
Amounts receivable, principally premiums	3,777,671	3,298,052
Amount due from reinsurers	4,263,828	4,233,046
Deferred policy acquisition costs	57,686,410	51,660,808
Federal income tax receivable	98,457	—
Other assets	460,061	485,886

	$261,810,004	234,780,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities and accruals:
Future policy benefits	$160,424,107	145,737,310
Policy claims and benefits payable	3,241,343	2,196,620

Total policy liabilities and accruals	163,665,450	147,933,930
Federal income taxes:
Current	—	332,624
Deferred	11,181,184	8,205,251
Other liabilities	5,592,961	5,663,215

Total liabilities	180,439,595	162,135,020

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,929,347 shares in 2002 and 6,917,722 shares in 2001; outstanding: 6,328,737 shares in 2002 and 6,335,428 shares in 2001; restricted: 174,843 shares in 2002 and 163,218 shares in 2001	6,929,347	6,917,722
Additional paid-in capital	3,434,018	3,443,995
Accumulated other comprehensive income, net of tax	3,226,975	818,720
Retained earnings	72,035,550	65,746,656
Less:
Unearned compensation — restricted stock	(764,543)	(858,781)
Treasury stock, at cost (425,767 shares in 2002 and 419,076 shares in 2001)	(3,490,938)	(3,422,994)

Total shareholders’ equity	81,370,409	72,645,318

	$261,810,004	234,780,338

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	Years ended December 31,

	2002	2001	2000

Revenue:
Premiums	$33,092,092	30,220,737	26,816,523
Net investment income	9,828,964	10,282,623	10,090,780
Realized investment gains	1,036,704	27,501	405,933
Brokerage commissions	4,242,470	4,190,482	4,197,173

Total revenue	48,200,230	44,721,343	41,510,409

Benefits and expenses:
Benefits and claims	20,117,169	17,551,824	14,800,123
Interest credited	5,904,423	5,527,001	5,198,089
Amortization of deferred policy acquisition costs	3,760,985	4,466,712	3,214,110
Operating expenses	8,147,908	8,311,250	7,444,815

Total benefits and expenses	37,930,485	35,856,787	30,657,137

Income before Federal income taxes	10,269,745	8,864,556	10,853,272

Federal income taxes:
Current	1,421,156	1,461,027	2,114,917
Deferred	1,539,715	957,857	1,132,140

Total federal income taxes	2,960,871	2,418,884	3,247,057

Net income	$7,308,874	6,445,672	7,606,215

Basic income per share of common stock	$1.15	1.02	1.20

Diluted income per share of common stock	$1.13	0.99	1.18

Weighted-average number of shares used in computing income per share:
Basic	6,337,387	6,342,817	6,345,687

Diluted	6,494,667	6,519,933	6,466,069

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,

		2001	2000
	2002	(As Restated)	(As Restated)

Common stock:
Balance at beginning of year	$6,917,722	6,870,283	6,830,073
Restricted stock activity, net	11,625	47,439	40,210

Balance at end of year	6,929,347	6,917,722	6,870,283

Additional paid-in capital:
Balance at beginning of year	3,443,995	2,917,628	2,615,899
Treasury shares issued (acquired)	16,227	—	(83,304)
Compensatory directors’ stock options granted	94,500	84,575	75,700
Restricted stock activity, net	(147,942)	441,792	257,790
Tax benefit arising from issuance of restricted stock	27,238	—	51,543

Balance at end of year	3,434,018	3,443,995	2,917,628

Accumulated other comprehensive income (loss):
Balance at beginning of year	818,720	(1,715,931)	(3,466,876)
Change in unrealized gains:
Unrealized gains during year	4,224,171	4,582,686	3,313,133
Deferred taxes	(1,436,218)	(1,558,113)	(1,126,466)
Deferred acquisition cost adjustment	(379,698)	(489,922)	(435,722)

Other comprehensive income	2,408,255	2,534,651	1,750,945

Balance at end of year	3,226,975	818,720	(1,715,931)

Retained earnings:
Balance at beginning of year	65,746,656	60,320,092	53,732,985
Net income	7,308,874	6,445,672	7,606,215
Dividends of $.16 per share in 2002, 2001, and 2000	(1,019,980)	(1,019,108)	(1,019,108)

Balance at end of year	72,035,550	65,746,656	60,320,092

Unearned compensation — restricted stock:
Balance at beginning of year	(858,781)	(794,276)	(362,458)
Shares awarded	(463,920)	(489,231)	(490,964)
Shares forfeited	506,605	—	—
Compensation expense recorded	51,553	424,726	59,146

Balance at end of year	(764,543)	(858,781)	(794,276)

Treasury stock:
Balance at beginning of year	(3,422,994)	(3,326,927)	(3,399,256)
Cost of shares purchased (12,100 shares in 2002, 10,000 shares in 2001, and 24,000 shares in 2000)	(116,949)	(96,067)	(145,945)
Cost of shares issued (5,409 shares in 2002, 0 shares in 2001 and 49,910 shares in 2000)	49,005	—	218,274

Balance at end of year	(3,490,938)	(3,422,994)	(3,326,927)

Total shareholders’ equity	$81,370,409	72,645,318	64,270,869

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,

		2001	2000
	2002	(As Restated)	(As Restated)

Cash flows from operating activities:
Net income	$7,308,874	6,445,672	7,606,215
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(1,036,704)	(27,501)	(405,933)
Increase in policy liabilities and accruals	15,731,520	12,981,119	10,891,757
(Increase) in deferred policy acquisition costs	(6,405,300)	(5,294,025)	(6,028,610)
Change in liability for income taxes	1,135,872	713,591	1,054,461
(Increase) Decrease in amounts receivable and amounts recoverable from reinsurers	(510,401)	161,724	(1,211,138)
Depreciation expense	217,418	228,616	212,163
Other, net	548,657	329,240	(634,123)

Net cash provided by operating activities	16,989,936	15,538,436	11,484,792

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(132,315,381)	(67,827,757)	(20,141,334)
Purchase of equity securities	(1,412,058)	(1,972,576)	(2,636,020)
Sales of fixed maturities held for investment	450,000	—	—
Sale of fixed maturities available for sale	108,146,942	50,369,530	3,487,068
Sale of equity securities	1,319,439	1,832,149	1,819,352
Proceeds from maturities of fixed maturities held for investment	4,000,000	3,500,000	1,010,000
Proceeds from maturity and redemption of fixed maturities available for sale	10,322,348	7,043,398	6,154,391
First mortgage loans originated	(193,600)	—	—
Principal collected on first mortgage loans	511,521	425,627	801,141
Net increase in policy loans	(764,365)	(820,239)	(249,399)
Other, net	(191,593)	(223,696)	(232,568)

Net cash used in investing activities	(10,126,747)	(7,673,564)	(9,987,369)

Cash flows from financing activities:
Cash dividends paid	(1,019,980)	(1,019,108)	(1,019,108)
Purchase of treasury stock	(116,949)	(96,067)	(145,945)

Net cash used in financing activities	(1,136,929)	(1,115,175)	(1,165,053)

Net increase in cash and cash equivalents	5,726,260	6,749,697	332,370
Cash and cash equivalents:
Beginning of year	13,187,601	6,437,904	6,105,534

End of year	$18,913,861	13,187,601	6,437,904

Supplemental disclosures of cash paid during the year — income taxes	$1,825,000	1,705,292	2,156,832

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years ended December 31,

	2002	2001	2000

Net income	$7,308,874	6,445,672	7,606,215

Other comprehensive income before tax:
Unrealized gains on securities available for sale	4,881,177	4,120,265	3,283,344
Reclassification adjustment for realized gains included in net earnings	(1,036,704)	(27,501)	(405,933)

Total other comprehensive income before tax	3,844,473	4,092,764	2,877,411
Income tax expense related to items of other comprehensive income	1,436,218	1,558,113	1,126,466

Other comprehensive income, net of tax	2,408,255	2,534,651	1,750,945

Total comprehensive income	$9,717,129	8,980,323	9,357,160

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

(1) Summary of Significant Accounting Policies

Cotton States Life Insurance Company (the “Company”) was organized under the laws of the State of Georgia in 1955. The Company is currently licensed to transact business in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Company currently markets only individual life insurance, payroll deduction life insurance, guaranteed issue and simplified issue life insurance and individual annuities.

On February 21, 2002, the Company filed notice of its intent to withdraw its multi-line exclusive agents from Kentucky primarily due to losses incurred by the Company’s affiliate, Cotton States Mutual Insurance Company. Without objection from the Kentucky Department of Insurance, the Company’s withdrawal plan was accepted pursuant to Kentucky insurance regulations.

In July of 1989, the Company formed CSI Brokerage Services, Inc. (“CSI”). CSI brokers insurance products for the Company’s exclusive agents not offered by the Company’s affiliated property and casualty companies.

In November of 1989, the Company acquired 60% of the outstanding common stock of Cotton States Marketing Resources, Inc. (“CSMR”). During 1992, the Company acquired the remaining 40% of CSMR’s stock. CSMR brokers through the Company’s exclusive agents other insurance companies’ life and accident and health products not underwritten by the Company.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which vary in certain respects from reporting practices prescribed or permitted by the Insurance Department of the State of Georgia. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Amounts that the Company deems to be most sensitive to changes in estimates include deferred policy acquisition costs, future policy benefits, income taxes, and impairments as they relate to investments. In addition, the Company must determine requirements for disclosure of contingent assets and liabilities as of the date of the financial statements based upon estimates. In all instances, actual results could differ from estimates.

The significant accounting policies are as follows:

Consolidation Policy

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, CSI and CSMR. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform with the current period’s presentation.

Recognition of Premiums and Brokerage Income

Premiums on life and accident and health insurance policies are recognized as income when due. Premiums on universal life policies are recognized as income when deducted from the policy’s account value.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

CSI and CSMR receive commissions on insurance policies written by the Company’s agents on behalf of unaffiliated insurance companies. This income is recognized when the related insurance policies are written as reported by the insurance companies with which the business is placed.

Future Policy Benefits

Future policy benefits on life insurance policies are computed using a net level premium method based upon various assumptions as to investment yields, withdrawals, morbidity, and mortality. Future policy benefits on universal life insurance policies and annuities represent the contract’s accumulated account value.

Reinsurance

Reinsurance premiums and benefits paid or provided are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Deferred Policy Acquisition Costs

The costs of acquiring most new life business are deferred and amortized with interest over the premium-paying period of the related policies. For individual life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract’s annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $10,215,000 in 2002, $9,831,000 in 2001, and $9,313,000 in 2000.

Cash and Cash Equivalents

For purposes of presenting its statements of cash flows, the Company considers all short-term investments to be cash equivalents. Short-term investments have original maturity dates of less than three months.

Investments

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Fixed maturities held for investment are stated at amortized cost. Fixed maturities available for sale are stated at fair value. The cost of securities sold is determined by the specific identification method. First mortgage loans are stated at their aggregate unpaid balance. Policy loans are stated at their aggregate unpaid balance and short-term investments are stated at cost.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

Investments deemed to have a loss in value which is other than temporary are written down to their fair value. Unrealized gains and losses on fixed maturities available for sale are excluded from earnings and are reported within shareholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes and amounts attributable to the Company’s universal life and annuity products.

Income Taxes

The Company, CSI, and CSMR file a consolidated Federal income tax return.

Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based compensation. As such, compensation expense would generally only be recorded if the current market price of the underlying stock on the date of grant exceeded the exercise price.

Earnings Per Share

The following table summarizes information relating to the calculation of basic and diluted earnings per share of common stock:

	Years ended December 31,

	2002		2001		2000

	Income	Shares	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Data for Basic EPS calculation	$7,308,874	6,337,387	$6,445,672	6,342,817	$7,606,215	6,345,687
Effect of dilutive securities:
Options	—	1,239	—	13,898	—	2,655
Restricted stock	—	156,041	—	163,218	—	117,727

Data for Diluted EPS calculation	$7,308,874	6,494,667	$6,445,672	6,519,933	$7,606,215	6,466,069

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interest method of accounting for business combinations. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets in a business combination. The Financial Accounting Standards Board has also issued SFAS No. 142 “Goodwill and Other Intangible Assets” which supersedes Opinion 17 “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for in financial statements upon acquisition and how these items should be accounted for subsequent to acquisition. The Company’s adoption of SFAS Nos. 141 and 142 did not affect the Company’s results of operations or financial position.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

The Financial Accounting Standards Board also issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not affect the Company’s results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for the disposal of long-lived assets. The adoption of SFAS No. 144 did not affect the Company’s results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 did not affect the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to affect the Company’s results of operations or financial position.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisitions of Certain Financial Institutions,” which is effective October 1, 2002. The adoption of SFAS No. 147 did not affect the Company’s results of operations or financial position.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for which accounting requirements are effective for guarantees issued or modified after December 31, 2002 and disclosure requirements are effective for financial statements issued after December 15, 2002. The adoption of Interpretation No. 45 did not, and is not expected to, affect the Company’s results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not affect the Company’s results of operations or financial position.

Effective January 1, 2001, the State of Georgia adopted the National Association of Insurance Commissioner’s Codification of Statutory Accounting Practices. The impact on the Company’s statutory surplus upon adoption of the codification standards was not material.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

(2) Restatement of Previously Issued Financial Statements

During 2003, the Company became aware that the obligations under its employee and directors’ stock-based compensation programs, which may be settled only with shares of the Company’s common stock, were incorrectly classified as liabilities instead of shareholders’ equity. Accordingly, the Company has restated the affected balances for all prior periods in these consolidated financial statements. Such restatements do not impact net income as reported in the accompanying consolidated statements of earnings or retained earnings for any periods presented. The effects of the restatements were as follows:

	As Previously Reported	As Restated

December 31, 2001
Other liabilities	$7,774,011	5,663,215

Total liabilities	$164,245,816	162,135,020

Common stock	$6,754,504	6,917,722

Additional paid-in capital	$1,496,417	3,443,995

Total shareholders’ equity	$70,534,522	72,645,318

December 31, 2000
Common stock	$6,754,504	6,870,283

Additional paid-in capital	$1,496,417	2,917,628

Total shareholders’ equity	$62,733,879	64,270,869

December 31, 1999
Common stock	$6,754,504	6,830,073

Additional paid-in capital	$1,528,178	2,615,899

During 2003, the Company became aware that the pension plan disclosures in 2001 had been based on the actuarial report issued as of January 1, 2001 rather than the actuarial report issued as of December 31, 2001, which had been used in the computation of the pension expense and accrued pension liability. These corrections do not impact the accompanying consolidated balance sheets, consolidated statements of earnings or retained earnings for any period presented. The revised disclosures are included in Note 7 and consist of the benefit obligation at end of year which changed from $1,215,750 to $2,169,044, the fair value of plan assets at end of year which changed from $1,670,770 to $1,425,129, the accrued liabilities which changed from $(394,150) to $(487,497), the discount rate which changed from 6.21% to 7.25%, and the expected long-term rate of return which changed from 8.25% to 9.00%.

Also during 2003, the Company became aware that it reported stock issued under its employee stock-based compensation program in 2000 and proceeds from the sale of investments in 2001 and 2000 incorrectly in the consolidated statements of cash flows. Accordingly, the Company restated the affected components of the consolidated statements of cash flows for all periods presented in these consolidated financial statements. Such restatements do not impact net income as reported in the accompanying consolidated statements of earnings or retained earnings for any period presented. The effects of the restatements were as follows:

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

	As Previously
	Reported	As Restated

December 31, 2001
Net cash provided by operating activities	$15,565,937	15,538,436

Net cash used in investing activities	$(7,701,065)	(7,673,564)

December 31, 2000
Net cash provided by operating activities	$11,755,755	11,484,792

Net cash used in investing activities	$(10,393,302)	(9,987,369)

Net cash used in financing activities	$(1,030,083)	(1,165,053)

(3) Investments

The amortized cost and estimated fair values of investments in debt and equity securities as of December 31, 2002 and 2001 are as follows:

	2002

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held for investment:
Corporate securities	$7,048,175	276,198	—	7,324,373

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$38,462,349	1,974,989	594	40,436,744
Corporate securities	72,424,094	3,086,079	190,280	75,319,893
Debt securities issued by foreign governments	3,391,946	23,042	24,807	3,390,181
Mortgage-backed securities	31,880,950	1,313,426	33,788	33,160,588

Total	$146,159,339	6,397,536	249,469	152,307,406

Equity securities	$2,984,720	22,405	487,230	2,519,895

	2001

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Held for investment:
Debt securities issued by foreign governments	$999,765	4,595	—	1,004,360
Corporate securities	10,552,435	440,505	37,196	10,955,744

Total	$11,552,200	445,100	37,196	11,960,104

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,763,922	592,847	66,614	37,290,155
Corporate securities	79,403,521	1,681,550	1,079,741	80,005,330
Mortgage-backed securities	14,136,358	532,967	—	14,669,325

Total	$130,303,801	2,807,364	1,146,355	131,964,810

Equity securities	$3,673,660	194,661	396,599	3,471,722

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value

Held for investment:
Due in one year or less	$3,700,704	3,756,596
Due after one year through five years	3,347,471	3,567,777

Total	$7,048,175	7,324,373

Available for sale:
Due in one year or less	$5,001,454	5,062,150
Due after one year through five years	36,750,298	38,022,347
Due after five years through 10 years	50,454,365	53,287,645
Due after 10 years	22,072,272	22,774,676
Mortgage-backed securities	31,880,950	33,160,588

Total	$146,159,339	152,307,406

Bonds with an amortized cost of $1,914,000 and $1,878,000 at December 31, 2002 and 2001, respectively, were on deposit with state insurance regulatory authorities in accordance with statutory requirements.

Realized and unrealized gains and losses on investments for the years ended December 31 were as follows:

	2002	2001	2000

Realized gains (losses) on sales, redemptions, and impairment of investments:
Fixed maturities held for investment:
Gross losses:	$(49,768)	—	—
Fixed maturities available for sale:
Gross gains	3,921,917	874,785	92,433
Gross losses	(1,602,144)	(709,279)	(9,213)

Net realized gains	2,319,773	165,506	83,220

Equity securities:
Gross gains	158,032	218,976	450,315
Gross losses	(939,595)	(356,981)	(127,602)

Net realized (losses) gains	(781,563)	(138,005)	322,713

Net realized losses on other invested assets	(451,738)	—	—

Total	1,036,704	27,501	405,933

Changes in unrealized gains (losses):
Fixed maturities held for investment	(131,706)	251,068	257,944
Fixed maturities available for sale	4,487,058	4,889,813	3,299,306
Equity securities	(262,887)	(307,128)	13,827

Net unrealized gains	4,092,465	4,833,753	3,571,077

Total realized and unrealized gains	$5,129,169	4,861,254	3,977,010

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

During 2002 the Company sold a security out of its held-to-maturity portfolio due to evidence of a significant deterioration in the issuer’s creditworthiness. At the time of sale the security had an amortized cost of $499,768. The Company realized a loss of $49,768 on the transaction.

Details of net investment income are as follows:

	2002	2001	2000

Investment income:
Fixed maturities held for investment	$670,907	923,838	1,052,274
Fixed maturities available for sale	8,481,253	8,405,376	8,063,799
Equity securities	42,756	44,357	36,582
First mortgage loans	120,653	166,808	192,450
Policy loans	742,616	675,825	616,130
Short-term investments	166,125	296,987	319,935

Total investment income	10,224,310	10,513,191	10,281,170
Less investment expenses	395,346	230,568	190,390

Net investment income	$9,828,964	10,282,623	10,090,780

(4) Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

The estimated fair values and carrying values of the Company’s financial instruments at December 31, 2002 and 2001 are the same except for investment securities which are detailed in footnote 3 and mortgage loans as follows:

	Mortgage loans

	Carrying	Fair
	amount	value

2002	$1,320,330	$1,405,337
2001	1,671,989	1,715,738

(5) Future Policy Benefits and Reinsurance

The composition of future policy benefits, and the significant assumptions used in their development, are as follows (dollars in thousands):

	Future policy			Assumptions
	benefits
			Years
Line of business	2002	2001	of issue	Interest rates	Mortality	Withdrawals

Life:
Individual	$3,454	3,518	1956-65	4%	1955-60 Basic Table	Company
					Select and Ultimate	experience
Individual	7,851	8,012	1966-79	6.5% - 5%(A)	Same as above	Same as above
Individual	5,109	5,197	1980-88	7.5% - 6%(A)	1965-70 Basic Table	Same as above
					Select and Ultimate
Individual	31,472	25,313	1989-02	7.5% - 6%(A)	1975-80 Basic Table	Same as above
					Select and Ultimate
Individual	5,275	4,721	Various	3.5% - 2.5%	Statutory	Same as above
Annuities and					Accumulated	Same as above
universal life	107,230	98,942	Various	6.25% - 4.5%	account value
Group	5	5	Various	–	Unearned premiums	–

	160,396	145,708
Accident and health – Individual	28	29	Various	3%	–	–

Total future policy benefits	$160,424	145,737

(A)	Interest rates are graded to the ultimate rate in 25 years.

The Company participates in certain business assumed from Federally sponsored group pools. Further, it is the Company’s general policy to reinsure individual life insurance in excess of $100,000, group life insurance in excess of $55,000, major medical payments in excess of $85,000 annually per individual, accidental deaths, and certain disability income coverage.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

The Company utilizes reinsurance agreements to reduce its exposure to large losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of large losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks insured. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of reinsurers. Only those reinsurance recoverable balances deemed probable of recovery are reflected as assets on the Company’s consolidated balance sheets. Amounts ceded under reinsurance agreements become liabilities of the Company should the reinsurers be unable to meet their obligations under the reinsurance agreements.

The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:

	2002	2001	2000

Premiums:
Direct premiums	$36,441,773	33,660,529	30,346,024
Reinsurance assumed	1,201,107	923,435	766,213
Reinsurance ceded	(4,550,788)	(4,363,227)	(4,295,714)

Net premiums	$33,092,092	30,220,737	26,816,523

Benefits and claims:
Reinsurance assumed	$1,180,846	903,187	751,279

Reinsurance ceded	$3,360,986	4,774,926	4,230,022

(6) Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and Federal income tax purposes. The net deferred tax liability at December 31, 2002 and 2001 is composed of the tax-effected temporary differences related to the following amounts:

	2002	2001

Deferred tax assets:
Equity securities	$355,424	68,659
Life insurance reserves	6,398,237	6,205,996
Unearned mortality and expense charges	877,807	855,149
Postretirement health benefits liability	73,025	79,625
Deferred compensation	438,834	425,683
Other, net	290,351	221,963

Total deferred tax assets	8,433,678	7,857,075

Deferred tax liabilities:
Fixed maturities available for sale	2,090,343	564,743
Deferred policy acquisition costs	17,360,463	15,328,987
Due and unpaid premiums	118,501	99,475
Other, net	45,555	69,121

Total deferred tax liabilities	19,614,862	16,062,326

Net deferred tax liability	$11,181,184	8,205,251

SFAS No. 109, Accounting for Income Taxes, specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled “policyholders’ surplus” created by Federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account will become taxable if distributions, other than stock dividends, are made in excess of certain amounts

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

accumulated in another special memorandum tax account entitled “shareholders’ surplus.” The balance in the “policyholders’ surplus” account at December 31, 2002 was $59,088,000. The balance in the “shareholders’ surplus” account at December 31, 2002 was $4,203,000. The Company does not anticipate any of the “policyholders’ surplus” account becoming taxable in the foreseeable future.

In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that all of its deferred tax assets are realizable. Therefore, no valuation allowance was established at December 31, 2002 and 2001.

Federal income tax expense is less than amounts determined by multiplying earnings before Federal income taxes by the Federal tax rate of 35%. The reasons for such difference and the tax effect of each are as follows:

	2002	2001	2000

Federal income tax expense at statutory rate	$3,594,411	3,102,595	3,798,645
Special deduction available to small life insurance companies	(608,987)	(611,156)	(559,193)
Surtax exemption	(49,546)	(71,184)	(92,163)
Other, net	24,993	(1,371)	99,768

Total Federal income taxes	$2,960,871	2,418,884	3,247,057

(7) Retirement Plans, Other Postretirement Benefit Plans and Deferred Compensation Plans

The Company, in conjunction with Cotton States Mutual (“Mutual”) and Shield Insurance Company (“Shield”), affiliates, sponsors a non-contributory defined benefit pension plan covering all eligible employees. Plan benefits are based on the age of the employee, the employee’s average salary for the highest five consecutive years of compensation and the employee’s years of service. The Company’s funding policy is to make annual contributions sufficient to fund the plan’s normal cost (current service cost) plus amortization of the unfunded prior service cost. The Company and its affiliates are charged the allocable share of such contributions based on their proportionate share of payroll.

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

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

The following table summarizes plan assets, obligations, pension cost and assumptions of the pension plan and other postretirement benefit plan as of December 31, 2002 and 2001.

	Pension Benefits		Other Benefits

	2002	2001 (As Restated)	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$2,169,044	1,818,560	$144,591	152,508
Benefits accrued/service cost	93,977	93,563	—	3,010
Interest	147,301	135,507	10,483	11,383
Actuarial gain or loss	(85,080)	150,520	(7,908)	(4,072)
Benefits paid	(60,453)	(42,435)	(20,412)	(18,238)
Plan amendments	—	13,329	—	—

Benefit obligation at end of year	$2,264,789	2,169,044	$126,754	144,591

Change in plan assets:
Fair value of plan assets at beginning of year	$1,425,129	1,463,573	$—	—
Actual return on plan assets	127,940	3,991	—	—
Administrative expenses	—	—	—	—
Benefits paid	(60,453)	(42,435)	—	—

Fair value of plan assets at end of year	$1,492,616	1,425,129	$—	—

Funded Status:
Funded status	$(772,173)	(743,915)	$(126,754)	(144,591)
Unamortized prior service cost	40,615	44,576	—	—
Unrecognized net gain or loss	127,887	213,842	(92,466)	(89,599)
Unrecognized transition asset	—	(2,000)	—	—

Accrued liabilities	$(603,671)	(487,497)	$(219,220)	(234,190)

Benefit obligation for non-vested employees	$25,020	20,012	$—	—

Components of net periodic benefit cost:
Service cost	$93,977	93,563	$—	3,010
Interest cost	147,301	135,507	10,483	11,383
Expected return on plan assets	(127,065)	(130,659)	—	—
Amortization of unrecognized transition asset	(2,000)	(8,000)	—	—
Amount of unrecognized gains and losses	—	—	(6,483)	(14,393)
Amount of prior service cost recognized	3,961	2,936	—	—

Total net periodic benefit cost	$116,174	93,347	$4,000	—

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

	Pension Benefits		Other Benefits

	2002	2001 (As Restated)	2002	2001

Discount rate	7.00%	7.25%	6.75%	7.25%
Rate of compensation increase	5.00	5.00	—	—
Expected long-term rate of return on plan assets	9.00	9.00	—	—
Projected increase in health care costs	—	—	5.25	5.00

Significant actuarial assumptions:

A 1% annual increase in assumed health care cost would increase the accumulated postretirement benefit obligation at December 31, 2002 by approximately $7,500 and the service and interest cost components of the net periodic postretirement benefit cost for 2002 by $500. A 1% annual decrease in the assumed health care costs would decrease the accumulated postretirement benefit obligation at December 31, 2002 by approximately $6,900 and the service and interest components of the net periodic postretirement benefit cost by $475.

The Company also sponsors a defined contribution plan for the benefit of the Company’s employees and the employees of affiliated companies. Matching contributions by the Company vary and are determined by the Company’s prior year profitability measured by return on equity. The Company’s matching contributions were $26,664 in 2002, $38,000 in 2001 and $43,838 in 2000.

(8) Transactions with Affiliates

Mutual, through its wholly owned subsidiary, Shield, controls approximately 33% of the Company’s outstanding common stock. Most officers and directors of the Company hold similar positions with these affiliates.

Certain general expenses are allocated to the Company from its affiliates. These expenses, such as salaries, advertising, rents, etc., represent the Company’s share of expenses initially paid by Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company’s premium. Expenses allocated to the Company may not be the same as expenses incurred if the Company operated as a stand-alone entity. Expenditures allocated to the Company amounted to $3,471,048 in 2002, $3,992,556 in 2001, and $3,386,739 in 2000. At December 31, 2002 the Company was owed $42,469 from Mutual and at December 31, 2001 the Company owed Mutual $186,482.

The Company expensed pension costs of $116,174 in 2002, $93,347 in 2001, and $61,645 in 2000.

Rent for use of software of $106,000 in 2002, 2001, and 2000, has been charged to the affiliated companies.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

(9) Stock-Based Compensation

The Company has various stock option plans for the Company’s officers and key employees, as well as directors.

The Company accounts for its various stock-based compensation as expense, recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

Under the employee plan, options may be granted to purchase up to 937,500 shares of the Company’s common stock at a per share price of not less than 100% of fair market value at date of grant. Under the directors’ plan, options are granted based on the level of directors’ fees at a per share price of 50% of fair market value at date of grant. The employee and directors’ options have a term of 10 years and are not subject to any vesting requirements. The weighted-average remaining contractual life on options outstanding at December 31, 2002 is 7.0 years. The weighted-average grant date fair value of options granted during 2002, 2001, and 2000 was $9.61, $7.69, and $5.42, respectively. Stock option transactions are summarized below:

	Years Ended December 31,

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2002	Price	2001	Price	2000	Price

Options outstanding at January 1	87,134	$4.67	70,532	$4.41	91,541	$3.82
Granted	17,398	4.80	16.602	5.75	17,541	4.31
Exercised	—	—	—	—	(38,550)	2.96

Options outstanding at December 31	104,532	$4.69	87,134	$4.67	70,532	$4.41

Options exercisable at December 31	104,532		87,134		70,532
Options available for grant at December 31	512,647		530,045		546,647

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

The following table summarizes information about stock options outstanding at December 31, 2002:

		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life in Years	Price

$0-2.40	21,314	3.8	$2.31
3.80-4.80	48,931	7.9	4.34
5.75-7.63	34,287	7.7	6.67

$0-7.63	104,532	7.0	$4.69

In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight-line method over the vesting period of the awards. The Company awarded 67,329, 47,439, and 63,225 shares of restricted stock under such plans during 2002, 2001, and 2000, respectively. The weighted-average grant date fair value of such shares was $9.09, $9.83, and $7.04 respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was $51,553, $424,726, and $59,146 in 2002, 2001, and 2000 respectively.

In accordance with APB Opinion No. 25, $135,000, $519,000, and $125,000 in compensation expense has been recorded in 2002, 2001, and 2000, respectively, for the various stock option and restricted stock awards granted in 2002, 2001, and 2000. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,

	2002	2001	2000

Net income:
As reported	$7,308,874	6,445,672	7,606,215
Pro forma	7,247,329	6,420,950	7,587,201
Basic net income per share:
As reported	1.15	1.02	1.20
Pro forma	1.14	1.01	1.20
Diluted net income per share:
As reported	1.13	.99	1.18
Pro forma	1.12	.98	1.17

The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of five

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

years for options and seven years for restricted stock awarded in 2000, and three years for restricted stock awarded in 2002 and 2001; expected dividend yield of 1.67% for 2002 grants, 1.60% for 2001 grants, and 2.10% for 2000 grants; risk-free interest rate of 3.5% for 2002, 4.5% for 2001, and 5.0% for 2000; and an expected volatility of 66% for 2002 grants, 65% for 2001 grants, and 58% for 2000 grants.

(10) Statutory Financial Statements

Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. Material differences resulting from these accounting practices include: deferred policy acquisition costs which are not recognized for statutory purposes; statutory non-admitted assets are recognized under GAAP accounting; statutory investment valuation reserves are not recognized under GAAP accounting; premiums for universal life and investment-type products are recognized as revenues for statutory purposes and as deposits to policyholders’ accounts under GAAP; different assumptions are used in calculating future policyholders’ benefits; and different methods are used for calculating valuation allowances and deferred Federal income taxes for statutory and GAAP purposes.

Net income and shareholders’ equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 2002 are as follows:

	2002	2001	2000

Statutory net (loss) income	$(111,135)	2,258,801	8,109,372
Statutory shareholders’ equity	$34,840,911	34,431,844	33,330,254

The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the express permission of the Georgia Insurance Department is obtained. Dividend payments to shareholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 2002 was approximately $29,000,000. The excess of retained earnings determined in accordance with GAAP over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to approximately $2,900,000 in 2003 without prior regulatory approval.

(11) Litigation

The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

(12) Business Segments

The Company’s operations can be grouped into three major segments: (i) individual life insurance, (ii) guaranteed issue and simplified issue life insurance, and (iii) brokerage operations. These segments are differentiated primarily by their respective methods of distribution and the nature of related products, as the Company’s operations in each segment are concentrated within its southeastern states geographic market. Individual life insurance products are distributed through the Company’s multi-line exclusive agents, guaranteed issue and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations involve

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

third party products distributed through the Company’s exclusive and independent agents. The Company does not group items on the consolidated balance sheet into segments, nor does it analyze those items by segment when making management decisions. The Company allocates net investment income and net realized gains to its individual life insurance and guaranteed issue and simplified issue life insurance segments based on the ratio of each segment’s reserves to total reserves. Net investment income and net realized gains for the Company’s brokerage segment is based on actual amounts earned by its brokerage subsidiaries.

	2002	2001	2000

Individual life insurance:
Premiums	$19,347,710	18,658,255	17,816,354
Net investment income	8,857,310	9,458,445	9,403,578
Net realized investment gains	935,571	24,969	160,104

Total revenue	29,140,591	28,141,669	27,380,036
Policyholder benefits and claims	9,478,267	8,821,942	8,139,214
Interest credited	5,904,423	5,527,001	5,198,089
Amortization of deferred policy acquisition costs	2,084,635	3,248,281	2,273,031
Other operating expenses	5,143,895	5,257,470	4,830,481

Total benefits and expenses	22,611,220	22,854,694	20,440,815

Segment profit before income taxes	6,529,371	5,286,975	6,939,221

Guaranteed issue and simplified issue life insurance:
Premiums	12,438,241	10,529,996	8,106,634
Net investment income	952,774	775,780	540,200
Net realized investment gains	101,134	2,532	9,670

Total revenue	13,492,149	11,308,308	8,656,504
Policyholder benefits and claims	9,332,175	7,656,444	5,728,786
Amortization of deferred policy acquisition costs	1,676,350	1,218,431	941,079
Other operating expenses	2,001,826	1,913,723	1,427,835

Total benefits and expenses	13,010,351	10,788,598	8,097,700

Segment profit before income taxes	481,798	519,710	558,804

Brokerage:
Brokerage commissions	4,242,470	4,190,482	4,197,173
Net investment income	18,880	48,397	147,003
Net realized investment gains	—	—	236,160

Total revenue	4,261,350	4,238,879	4,580,336
Operating expenses	966,955	1,106,448	1,154,992

Segment profit before income taxes	3,294,395	3,132,431	3,425,344

Combined segment profit before income taxes	10,305,564	8,939,116	10,923,369
Group life insurance and individual accident and health results	(35,819)	(74,560)	(70,097)

Income before Federal income taxes	$10,269,745	8,864,556	10,853,272

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have audited the accompanying consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                     /s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2003, except for Note 2
   as to which the date is March 14, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cotton States Life Insurance Company:

We have audited the accompanying consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cotton States Life Insurance Company and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2000.

/s/ KPMG LLP
Atlanta, Georgia
February 26, 2002, except as to note 2,
   which is as of March 14, 2003

Management’s Report to Shareholders of Cotton States Life Insurance Company and Subsidiaries

The accompanying consolidated financial statements for Cotton States Life Insurance Company and subsidiaries (the “Company”) were prepared by management, which is responsible for the objectivity and integrity of these statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, where appropriate, are based on management’s best estimates and judgments. Other financial data about the Company contained in this annual report is consistent with that presented in the consolidated financial statements.

The Company’s consolidated financial statements for the year ended December 31, 2002 have been audited by independent auditors, Ernst & Young LLP. The Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 have been audited by independent auditors, KPMG LLP. Their roles are to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and render an independent and professional opinion on management’s consolidated financial statements. The auditors’ reports on the Company’s consolidated financial statements appear on the previous two pages.

The Board of Directors, through its audit committee comprised of outside directors, monitors management’s financial reporting. The independent auditors have direct access to the audit committee and meet with the committee periodically to discuss the scope of each audit, the results of the audit and other matters which they believe should be brought to the committee’s attention.

/s/ J. Ridley Howard	/s/ William J. Barlow

J. Ridley Howard	William J. Barlow, CPA
Chairman of the Board, President and Chief Executive Officer	Vice President of Finance and Assistant Treasurer

Quarterly Results

The following is a summary of the unaudited quarterly results of operations for the three years ended December 31, 2002.

2002 quarter ended	March 31	June 30	September 30	December 31

Premiums	$7,666,317	8,007,993	8,060,634	9,357,148
Net investment income, realized investment gains and brokerage income	3,637,194	3,503,033	4,232,362	3,735,549

Total revenue	11,303,511	11,511,026	12,292,996	13,092,697

Benefits and expenses	9,074,595	9,226,686	9,456,105	10,173,099

Net income	1,531,168	1,693,718	2,022,074	2,061,914

Basic income per share of common stock	$.24	.27	.32	.33
Diluted income per share of common stock	.24	.26	.31	.32

2001 quarter ended	March 31	June 30	September 30	December 31

Premiums	$7,031,353	7,142,797	7,562,016	8,484,571
Net investment income, realized investment gains and brokerage income	3,460,539	3,743,105	3,751,475	3,545,487

Total revenue	10,491,892	10,885,902	11,313,491	12,030,058

Benefits and expenses	8,894,448	8,595,265	8,750,623	9,616,451

Net income	1,021,054	1,701,120	1,966,038	1,757,460

Basic income per share of common stock	$.16	.27	.31	.28
Diluted income per share of common stock	.16	.26	.30	.27

2000 quarter ended	March 31	June 30	September 30	December 31

Premiums	$6,125,550	6,384,463	6,772,298	7,534,212
Net investment income, realized investment gains and brokerage income	3,425,803	3,621,825	3,542,674	4,103,584

Total revenue	9,551,353	10,006,288	10,314,972	11,637,796

Benefits and expenses	7,127,072	7,056,698	7,353,474	9,119,893

Net income	1,523,615	2,061,165	2,124,910	1,896,525

Basic income per share of common stock	$.24	.32	.34	.30
Diluted income per share of common stock	.24	.31	.33	.29

Note — Failure of individual quarterly income per share to total to annual income per share results from the computation of weighted average number of shares on an individual quarterly basis.

The fourth quarter results for the three years include participation in Federally sponsored group pools as follows:

	2002	2001	2000

Premiums	$1,201,459	923,435	766,213
Benefits	1,180,846	903,187	751,279

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

Terms Expiring 2003 Annual Meeting – Nominated for Re-election

ROBERT C. McMAHAN
Director Since 1987
Age 62

Since 1994, Mr. McMahan has been President and Chief Executive Officer of Golden Point Group, Inc., a Georgia corporation. Mr. McMahan was President and CEO of Fernbank, Inc., d/b/a Fernbank Museum of Natural History through November, 1994. Mr. McMahan was Vice Chairman of First Union National Bank of Georgia through September 1993. Mr. McMahan was Chairman, Chief Executive Officer and a director of DF Southeastern Inc., prior to January 15, 1993 and of Decatur Federal Savings & Loan Association prior to March 1, 1993, and was President of each entity prior to April, 1989. Mr. McMahan is Chairman of the Compensation Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. McMahan also is a member of the Board of Directors of Mutual, CSMR, First Union National Bank of Georgia, Golden Point Group, Inc., Integration Solutions Group, LLC, Piedmont Community Bank, United Commercial Bank, and Mountain Heritage Bank, in organization.

THOMAS A. HARRIS
Director Since 1995
Age 54

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

Terms Expiring 2004 Annual Meeting

J. RIDLEY HOWARD
Director Since 1989
Age 55

Since 1998, Mr. Howard has been the Chairman of the Board of Directors of the Company, Mutual, CSI, CSMR and Shield. He has served as President and Chief Executive Officer since 1989. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee of the Board of Directors of the Company. Mr. Howard is a member of the Board of Directors of Piedmont Bank of Georgia.

CAROL D. CHERRY
Director Since 1996
Age 55

Since 1976, Ms. Cherry has been Chairman of the Board of Directors of Shop’n Chek, Inc., an international marketing service company providing clients with information relative to the verbal and physical presentation of their products and/or services at the retail level. From 1976 to 1998, Ms. Cherry was also the President of Shop’n Chek, Inc. Ms. Cherry also is a member of the Compensation Committee and the Investment Committee of the Board of Directors of the Company. Ms. Cherry also is a member of the Board of Directors of Mutual, CSI, and Cherry Convention Services, Inc.

DARRELL D. PITTARD
Director Since 2001
Age 54

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

Terms Expiring 2005 Annual Meeting

MATHEWS D. SWIFT
Director Since 1997
Age 55

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

GAYLORD O. COAN
Director Since 1995
Age 67

From 1995 until his retirement in July 2001, Mr. Coan served as Chief Executive Officer of Gold Kist, Inc. Mr. Coan is Chairman of the Executive Committee and is a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Coan also is a member the Board of Directors of Mutual and Imperial Sugar Company.

E. JENNER WOOD, III
Director Since 1991
Age 51

Since June 2002, Mr. Wood has been President of SunTrust, Central Group. Prior to his current position, Mr. Wood was President of SunTrust Bank, Georgia from June 2001 through May 2002. Mr. Wood also served as Executive Vice President, Trust and Investment Services, of SunTrust Banks, Inc., a position he held from October 1993 through May 2001. Mr. Wood is Chairman of the Audit committee and is a member of the Executive Committee of the Board of Directors of the Company. Mr. Wood also is a member of the Board of Directors of Mutual, CSI, Oxford Industries, Crawford & Company and Georgia Power Company.

There are no family relationships among the directors or between any director and any executive officer of the Company. All directors have served continuously since their first election or appointment.

OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

During 2002, the Board of Directors held four meetings. Each director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board’s committees, and the number of meetings held by each committee during 2002 is presented below.

Audit Committee

The Audit Committee annually reviews and recommends to the Board of Directors the certified public accounting firm to be engaged as independent auditors of the Company for the next calendar year. Management is responsible for the Company’s internal controls, financial reporting process and compliance with the laws and regulations and ethical business standards. The independent accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. Each member of the Audit Committee is independent, as such term is defined under applicable NASD rules. During 2002, the Audit Committee held four meetings.

Compensation Committee

The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 2002, the Compensation Committee held three meetings.

Investment Committee

      The Investment Committee reviews the Company’s investments and advises the Board of Directors with respect to such investments. During 2002, the Investment Committee held four meetings.

Executive Committee

      The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act, including the nomination of directors. During 2002, the Executive Committee held five meetings.

Identification of Executive Officers

The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:

		Year Elected
Name	Age	as an Officer	Position or Office

J. Ridley Howard	55	1984	Chairman of the Board, President and Chief Executive Officer

Harry V. Scott, Jr.	55	1990	Senior Vice President

      J. Ridley Howard was elected Chairman of the Board of Directors of the Company, Mutual, Shield, CSI, and CSMR, effective January 1, 2001. Mr. Howard continues to hold the offices of President and Chief Executive Officer of the Company, Mutual, Shield, CSI, and CSMR, which he has held since 1989.

      Harry V. Scott was elected Senior Vice President of the Company, Mutual, and Shield, a position he has held since July 7, 2001. Mr. Scott was Vice President of Marketing for the five years preceding his election as Senior Vice President of the Company, Mutual and Shield.

      Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

				Long Term Compensation
	Annual Compensation(1)
Name and				Restricted	All Other
Principal Position	Year	Salary	Bonus	Stock Awards(2)	Compensation(3)

J. Ridley Howard	2002	$56,043	$90,965	$270,207	$276
Chairman, President, and CEO	2001	52,602	95,424	239,594	642
	2000	46,873	104,700	253,037	735
Harry V. Scott, Jr.	2002	$28,888	$35,420	$92,832	$276
Senior Vice President	2001	22,814	27,264	72,274	642
	2000	17,490	29,054	65,970	735
Norma Y. Christopher	2002	$131,000	$16,905	$45,295	$4,095
Vice President and Actuary	2001	132,769	19,766	22,718	4,980
	2000	123,000	21,987	13,698	5,976

(1)	The salaries of certain executive officers of the Company are prorated among the Company, Mutual and Shield, based upon the premium income of each entity. Ms. Christopher’s compensation is allocated entirely to the Company. Total compensation of the Company’s executive officers for 2002 from all affiliated corporations was $1,183,434 of which the Company paid $365,417.

(2)	The aggregate restricted stock holdings at the end of 2002 for Messrs. Howard, and Scott were 115,152, and 31,002, shares with values of $1,098,550 and $295,759, respectively, based upon the value of the Company’s Common Stock at December 31, 2002. Dividends on stock awards are paid at the same rate as paid to all share owners.

(3)	This amount equals the Company’s 401(k) matching contribution, which is allocated on the same prorated basis as salaries.

Compensation Pursuant to Plans

Pension Plan

      The Company is a participating employer in the Cotton States Employee Retirement Income Plan (the “Plan”), which is a qualified pension plan sponsored jointly with Mutual. The Plan covers all of the Company’s salaried employees.

      The Plan provides a retirement income benefit at age 65 which is based on the employee’s number of years of service (maximum 35 years) and average earnings during the five consecutive years (in the last ten years of employment) in which the earnings are highest. Age 65 retirement benefit is derived as the sum of (i) the product of the number of years of service times 85% of average earnings and (ii) the product of the number of years of service times 55% of “excess average earnings.” Excess average earnings is the amount, if any, by which the average earnings for a participant exceeds the 35 year average maximum social security taxable wage base for all persons born in the same year as the participant. The Plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee’s age and years of credited service equals or exceeds 80. If the employee has not obtained 80 points at retirement, the benefits are reduced 5% for each year the retiree’s age is less than 65. The Plan also contains a death benefit for the surviving spouse of an employee (who had at least five years of credited service) which is equal to 50% of the deceased employee’s accrued benefit. If the death occurs after termination from employment and prior to an early retirement date, the spouse’s benefit is reduced as for early retirement income benefits. Accrued benefits under the Plan vest after the employee accrues five years of service.

Supplemental Executive Retirement Plan

      The Company adopted the Cotton States Supplemental Executive Retirement Plan (“SERP”) effective January 1, 1992 in order to provide for a supplemental pension plan to replace pension benefits which were affected as a result of amendments to the Internal Revenue Code of 1986, as amended (“IRC”).

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

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
INCOME ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

Final average remuneration from
the Company and Mutual for the	Years of service with the
highest five years	Company and Mutual

	15	20	25	30	35

$125,000	29,400	39,900	50,400	60,900	71,400
$150,000	35,280	47,880	60,480	73,080	85,680
$175,000	41,160	55,860	70,560	85,260	99,960
$200,000	47,040	63,840	80,640	97,440	114,240
$225,000	51,282	68,376	85,470	102,564	114,240
$250,000	57,532	76,709	95,887	115,064	115,064
$300,000	70,032	93,376	116,720	140,064	140,064
$350,000	82,532	110,043	137,553	165,064	165,064
$400,000	95,032	126,709	158,387	190,064	190,064
$450,000	107,532	143,376	179,220	215,064	215,064
$500,000	120,032	160,043	200,053	240,064	240,064

      The benefits reflected in the preceding table are in addition to an employee’s social security benefits. The Company has allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

      Officers named in the summary Compensation Table have been credited with the following years of service: J. Ridley Howard, 21 years; Harry V. Scott, 14 years; and Norma Y. Christopher, 15 years.

      The estimated annual retirement benefits under the plans for all executive officers of the Company as a group from the participating companies aggregate $242,439. This estimate assumes no change from 2002 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

Incentive Savings Plan

      The Company participates in the Cotton States Incentive Savings and Investment 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company’s Plan. The 401(k) Plan is open to all employees who have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2% to 10% of their compensation to the 401(k) Plan. The Company makes its matching contribution based only on the first 6% of an employee’s compensation, which is not to exceed a maximum contribution of $12,000 per employee. The match is based on the return on equity of the sponsoring companies. The Company’s contribution will not be less than 20% nor more than 60% of the employee’s contribution eligible for matching. Employees are fully vested in the Company’s contribution after five years of service. Employees are not permitted to withdraw their account before age 59-1/2 except in the event of death, disability, termination of employment, or financial hardship.

Incentive Stock Options

      The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMR (the “ISO Plan”). During 2002, no options were granted under the ISO Plan.

At December 31, 2002, there were no options outstanding. During 2002, there were no shares acquired through the exercise of options pursuant to the ISO Plan.

Directors’ Discounted Stock Option Plan

      The Company has a Directors’ Discounted Stock Option Plan (the “DSOP”). The DSOP is designed to assist the Company in attracting, retaining and compensating highly qualified individuals who are not employees of the Company for service as members of the Board and to provide them with a proprietary interest in the common stock of the Company. The Board believes the DSOP will be beneficial to the Company and its shareholders by encouraging and enabling non-employee directors to have a personal financial stake in the Company, in addition to emphasizing their common interest with the shareholders in increasing the value of the common stock of the Company in the long term.

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

      The number of shares of common stock of the Company subject to each option granted to a director shall be determined by dividing (i) the director’s fee due to a director, by (ii) the fair market value of the common stock of the Company on the date of grant, minus the option exercise price. The fair market value of the common stock of the Company under the DSOP shall be the closing price as reported on the Nasdaq National Market and the option exercise price for each option granted shall be 50% of the fair market value, to be paid in cash by the director upon exercise. All options granted under the DSOP will expire ten years after the date of grant, subject to DSOP provisions relating to the retirement of the director because of death, disability, or age. That portion of an option granted under the DSOP which is attributable to any portion of the directors’ fees which is not earned due to termination as a director, shall automatically abate and be canceled. In the event of the death of the holder of any unexercised option, all of the holder’s outstanding options will become immediately exercisable upon the date of death by his or her legal representative.

      No option may be exercised under the DSOP before the 12 month anniversary of the date of grant.

      As of December 31, 2002 a total of 281,250 shares of Company common stock is reserved for issuance under the DSOP (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). Excluding 14,414 options held by retired directors as of December 31, 2002, options to acquire 90,118 shares were outstanding under the DSOP, including 17,398 options to be granted automatically at the 2003 Annual Meeting. Upon the exercise of an option, the Company will issue authorized but previously unissued shares. The exercise prices regarding the options outstanding under the DSOP range from $1.92 to $7.63 per share.

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

Performance Share Awards Plan

      The Company has a Performance Share Awards Plan (the “PAR Plan”). The PAR Plan is designed to reward employees of the Company, its subsidiaries and affiliates for services performed on behalf of the Company, to stimulate employees’ efforts on behalf of the Company, to encourage such employees to remain with the Company, and to provide them with an ownership interest in the common stock of the Company. The Board believes the PAR Plan will be beneficial to the Company and its shareholders by encouraging and enabling employees to have a personal financial stake in the Company.

      The PAR Plan authorizes the Compensation Committee of the Board of Directors to grant awards of shares of common stock of the Company to employees of the Company designated by the Compensation Committee. The Compensation Committee may grant performance share awards in shares of the common stock if the performance of the Company, or any subsidiary, division or affiliate of the Company selected by the Compensation Committee, meets certain goals established by the Compensation Committee during an award period. The Compensation Committee would determine the goals, the maximum payment value of an award, and the length of an award. In order to receive payment, a recipient of a performance share award must remain in the employ of the Company until the completion of the award period.

      An aggregate of 281,250 shares of common stock of the Company are subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. The Company has granted 279,314 shares under the PAR Plan of which 0 vested in 2002. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award.

      Awards granted under the PAR Plan provide the recipients with the right to acquire shares of Common Stock as follows:

Year	Number of Shares	Date Granted	Earliest Vesting	Latest Vesting

2000	63,225	2/22/00	2/21/03	2/21/07
2001	47,439	2/21/01	2/20/04	2/20/08
2002	52,455	2/26/02	2/25/05	2/25/09

      As of December 31, 2002, the following executive officers had been granted awards to receive shares pursuant to the PAR Plan:

	Number of Shares Vested	Number of Shares
Name	Including Dividends	Unvested

J. Ridley Howard	0	115,152
Harry V. Scott	0	31,002
Norma Y. Christopher	0	10,421

Other Compensation

      Each executive officer is provided the use of one automobile by the Company, Mutual and Shield, but is required to reimburse the Company, Mutual and Shield for the personal use of the automobile. Officers are reimbursed for club dues. The Company, Mutual and Shield are allocated these expenses under the same formula on which salaries are prorated. The total cost of these expenses does not exceed 10% of any executive officer’s salary and bonus compensation.

Compensation of Directors

      During 2002, no director of the Company received any remuneration from the Company in his or her capacity as a director except for fees, options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors’ and committee meetings. No director received cash compensation in excess of $19,750 for his or her services as a director during 2002. Each director, other than J. Ridley Howard, is paid an annual stipend of $7,000. Mr. Howard did not receive an annual stipend in 2002. In addition, each director was paid $850 plus travel expenses for each meeting of directors and $700 for each committee meeting of directors attended. Each committee member, other than J. Ridley Howard, received an additional $1,400 as an annual stipend and each committee chairperson received $2,000 as an annual stipend. The aggregate directors’ fees and reimbursable expenses for 2002 totaled $168,301. There were no retirement benefits accrued or set aside during 2002 for any director for his or her services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $11,000 annually for periods ranging from 15 years to life after the date of retirement. In February, 2000, the Board of Directors eliminated the retirement stipends for any director retiring after that date.

      In addition to the director compensation payable by the Company as disclosed above, directors who are not employees of the Company are eligible to participate in the DSOP which was approved by the shareholders of the Company at the 1996 annual meeting. The DSOP, which is administered by the Compensation Committee, permits the grant of stock options to directors of the Company who are not employees of the Company at an exercise price equal to 50% of the current market value at the date of grant as an alternative to the payment of retainer and meeting fees in cash to the directors. Fractional shares are paid in cash. During 2002, certain directors of the Company deferred fees in exchange for remuneration in the form of stock options in lieu of cash to be granted at the 2003 annual meeting as follows:

		OPTION	OPTIONS
	FEES	PRICE PER	TO BE	EXPIRATION
NAME	DEFERRED	SHARE	GRANTED	DATE

Cherry, Carol D	$7,575	$4.80	1,577	01/02/13
Coan, Gaylord O	$19,400	$4.80	4,040	01/02/13
Harris, Thomas A	$9,875	$4.80	2,056	01/02/13
McMahan, Robert C	$18,000	$4.80	3,748	01/02/13
Pittard, Darrell D	$15,650	$4.80	3,259	01/02/13
Swift, Mathews D	$13,050	$4.80	2,718	01/02/13

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors during the fiscal year were Messrs. McMahan and Coan and Ms. Cherry. None of these directors are or have been officers or employees of the Company or its subsidiaries. With the exception of Mr. Howard, no executive officer of the Company serves on the board of any other company other than an affiliate of the Company. Mr. Howard is a member of the Board of Directors of Piedmont Bank of Georgia.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5% of the Company’s common stock, as of December 31, 2002. Except as noted below, the Company believes that each of the persons or entities listed has sole investment and voting power with respect to the shares included in the table.

		Percent
Name and Address	Number of Shares Owned(1)	of Class

Shield Insurance Company (2)	2,102,385	33.2
244 Perimeter Center Parkway
Atlanta, Georgia 30346
Fidelity Management & Research Company,	612,500	9.7
a wholly owned subsidiary of FMR Corporation
82 Devonshire Street
Boston, Massachusetts 02109
Marvin Schwartz	492,982	7.8
c/o Neuberger & Berman
605 Third Avenue
New York, New York 10158

(1)	Under the rules of the U. S. Securities and Exchange Commission, a person is deemed to be beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that such a person has the right to acquire beneficial ownership of within 60 days as well as any securities owned by such person’s spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(2)	Shield is a wholly owned subsidiary of Mutual. The Board of Directors of Mutual is identical to the Board of Directors of the Company.

Security Ownership of Management

      The following table sets forth certain information about beneficial ownership of the Company’s common stock of each director and executive officer of the Company and directors and officers as a group as of December 31, 2002. All shares are owned outright without shared voting and investment power except as set forth below.

Name of Beneficial Owner:	Amount and Nature of
Directors	Beneficial Ownership		Percent of Class

Carol D. Cherry	675	(1)	*
Gaylord O. Coan	500	(2)	*
Thomas A. Harris	5,187	(3)	*
J. Ridley Howard	81,994	(4)	1.3
Robert C. McMahan	2,109	(5)	*
Darrell D. Pittard	2,000	(6)	*
Mathews D. Swift	875	(7)	*
E. Jenner Wood, III	1,405		*
Named Executive Officers
Harry V. Scott	6,000	(8)	*
Norma Y. Christopher	16,503	(9)	*
All Executive Officers and Directors as a Group (10)
(14 persons)	125,454		2.0

(*)	Less than 1% not applicable

(1)	Does not include options to acquire 8,580 shares previously granted or options to acquire 1,577 shares to be granted automatically at the 2003 Annual Meeting under the DSOP.

(2)	Does not include options to acquire 22,344 shares previously granted or options to acquire 4,040 shares to be granted automatically at the 2003 Annual Meeting under the DSOP.

(3)	Does not include options to acquire 12,941 shares previously granted or options to acquire 2,056 shares to be granted automatically at the 2003 Annual Meeting under the DSOP.

(4)	Does not include 115,152 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(5)	Does not include options to acquire 17,509 shares previously granted or options to acquire 3,748 shares to be granted automatically at the 2003 Annual Meeting under the DSOP.

(6)	Does not include options to acquire 2,720 shares previously granted or options to acquire 3,259 shares to be granted automatically at the 2003 Annual Meeting under the DSOP.

(7)	Does not include options to acquire 8,626 shares preciously granted or options to acquire 2,718 shares to be granted automatically at the 2003 Annual Meeting under the DSOP.

(8)	Does not include 31,002 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(9)	Does not include 10,421 shares plus accrued dividends awarded under the PAR plan that have not vested.

(10)	Does not include 174,843 shares plus accrued dividends awarded under the PAR Plan that have not vested which would increase the percentage of outstanding shares for all officers and directors as a group to 4.7%. Also does not include options to acquire 72,720 shares previously granted or options to acquire 17,398 shares to be granted automatically at the 2003 Annual Meeting under the DSOP.

Changes in Control

      None.

Securities Authorized for Issuance Under Equity Compensation Plans

      The Equity Compensation Plan Information is set forth in Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

      Shield, which is wholly owned by Mutual, owns 2,102,385 shares or 33.2% of the outstanding common stock of the Company. See Item 12.

      Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company’s share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company’s premium income. Expenditures allocated to the Company amounted to $3,471,048 in 2002. See Item 1.

      Gaylord O. Coan, a director of the Company, served as President and CEO of Gold Kist, Inc. through July 2001. Gold Kist, Inc. owns no stock of the Company. The Company shares offices with Mutual and Shield in a building owned by a partnership of Mutual and Gold Kist, Inc. The Company is not a partner in the partnership which owns the building and has no equity interest in the building.

      Gaylord O. Coan, a director of the Company, served as a director of SunTrust Bank, Atlanta. E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Bank, Central Group. SunTrust Banks, Inc. received fees from the Company in 2002 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 2002 for investment and custodial services and leases of computer hardware.

ITEM 14. CONTROLS AND PROCEDURES

      (a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in the Company’s report filed or submitted under the Exchange Act.

      (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

      The following consolidated financial statements and independent auditors’ report are incorporated by reference to Part II, Item 8 of this report:

Report of Independent Auditors
Consolidated Balance Sheets, December 31, 2002 and 2001
Consolidated Statements of Earnings, Years ended
December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity, Years ended
December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows, Years ended
December 31, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income, Years ended
December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules

      The following consolidated financial statement schedules and independent auditors’ report thereon are included herein:

Report of Independent Auditors on Financial Statement Schedules
Schedule I — Consolidated Summary of Investments,
December 31, 2002
Schedule III — Supplementary Insurance Information,
Years ended December 31, 2002, 2001 and 2000
Schedule IV — Reinsurance, Years ended December 31, 2002
2001 and 2000

      All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 95074277).

3.2	Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 95074227).

10.1.1	Amended and Restated Directors’ Discounted Stock Option Plan (incorporation by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1999, File No. 2-39729).

10.2	Performance Shares Awards Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-00795).

10.3.1	Amended and Restated 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 2-39729).

10.3.2	Form of Incentive Stock Option Agreement pursuant to the 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 2-39729).

11.	Statement re: Computation of Earnings per Share

21.	Subsidiaries of the Registrant.

23.	Consents of independent auditors.

All other exhibits are omitted as the required documents are inapplicable.

Report on Form 8-K

      No report on Form 8-K was filed for the fourth quarter of 2002.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have audited the consolidated financial statements of Cotton States Life Insurance Company and subsidiaries as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 25, 2003, except for Note 2 as to which the date is March 14, 2003. Our audit also included the financial statement schedules as of December 31, 2002, and for the year then ended, listed in Item 15. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia February 25, 2003

Independent Auditors’ Report

The Board of Directors and Shareholders
Cotton States Life Insurance Company:

Under date of February 26, 2002, except as to note 2 which is as of March 14, 2003, we reported on the consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for each of the years in the two-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 15. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Atlanta, Georgia
February 26, 2002

Schedule I

Cotton States Life Insurance Company and Subsidiaries
Consolidated Summary of Investments
December 31, 2002

			Amount at Which
		Fair	Shown on the
Type of Investments	Cost	Value	Balance Sheet

Fixed maturities, held for investment:
Bonds:
Public utilities	$3,847,836	4,014,381	3,847,836
All other corporate bonds	3,200,339	3,309,992	3,200,339

Total fixed maturities held for investment	7,048,175	7,324,373	7,048,175
Fixed maturities, available for sale:
Bonds:
United States government and government agencies and authorities	70,343,299	73,597,332	73,597,332
Foreign governments	3,391,946	3,390,181	3,390,181
Public utilities	7,138,615	7,492,026	7,492,026
All other corporate bonds	65,285,479	67,827,867	67,827,867

Total fixed maturities available for sale	146,159,339	152,307,406	152,307,406
Equity securities	2,984,720	2,519,895	2,519,895
First mortgage loans on real estate	1,320,330	1,405,337	1,320,330
Policy loans	10,425,612	10,425,612	10,425,612
Other investments	582,000	582,000	582,000

Total investments	$168,520,176	174,564,623	174,203,418

See accompanying independent auditors’ report.

Schedule III

Cotton States Life Insurance Company and Subsidiaries
Supplementary Insurance Information
December 31, 2002 and 2001

As of December 31, 2002

	Deferred Policy	Future Policy	Claims and
Segment	Acquisition Costs	Benefits	Benefits Payable

Individual life insurance	$42,334,335	141,978,294	1,852,632
Guaranteed issue and simplified issue life insurance	15,252,075	16,984,622	1,041,037
Brokerage	—	—	—

Total segments	57,686,410	158,962,916	2,893,669
Group life insurance and accident and health insurance	—	1,461,191	347,674

Total	$57,686,410	160,424,107	3,241,343

As of December 31, 2001

	Deferred Policy	Future Policy	Claims and
Segment	Acquisition Costs	Benefits	Benefits Payable

Individual life insurance	$39,392,084	131,658,328	1,056,371
Guaranteed issue and simplified issue life insurance	12,268,724	12,481,282	825,123
Brokerage	—	—	—

Total segments	51,660,808	144,139,610	1,881,494
Group life insurance and accident and health insurance	—	1,597,700	315,126

Total	$51,660,808	145,737,310	2,196,620

Note — Certain information has been omitted from this schedule but is included in the accompanying notes to the consolidated financial statements.

See accompanying independent auditors’ report.

Schedule IV

Cotton States Life Insurance Company and Subsidiaries
Reinsurance
Years ended December 31, 2002, 2001, and 2000

					Percentage
		Ceded to	Assumed		Of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies(1)	Amount	To net (1)

Year ended December 31, 2002
Life insurance inforce	5,287,804,000	1,415,701,000	1,278,934,000	5,151,037,000	24.8

Premiums:
Life insurance	36,309,031	4,515,508	1,201,107	32,994,630	3.6
Accident/health insurance	132,742	35,280	—	97,462	—

Total	36,441,773	4,550,788	1,201,107	33,092,092	3.6

Year ended December 31, 2001
Life insurance inforce	5,041,438,000	1,333,597,000	1,229,093,000	4,936,934,000	24.9

Premiums:
Life insurance	33,524,955	4,329,538	923,435	30,118,852	3.1
Accident/health insurance	135,574	33,689	—	101,885	—

Total	33,660,529	4,363,227	923,435	30,220,737	3.1

Year ended December 31, 2000
Life insurance inforce	4,794,431,000	1,251,895,000	780,840,000	4,323,376,000	18.1

Premiums:
Life insurance	30,194,291	4,264,239	766,213	26,696,265	2.9
Accident/health insurance	151,733	31,475	—	120,258	—

Total	30,346,024	4,295,714	766,213	26,816,523	2.9

(1)	All reinsurance assumed results from participation in Federally sponsored group pools.

See accompanying independent auditors’ report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY

J. Ridley Howard	03/04/03	William J. Barlow	03/04/03

Chairman of the Board of Directors/	DATE	Vice President of Finance	DATE
President and Chief Executive Officer		and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Carol D. Cherry	03/04/03	Robert C. McMahan	03/04/03

Director	DATE	Director	DATE

Gaylord O. Coan	3/04/03	Darrell D. Pittard	03/04/03

Director	DATE	Director	DATE

Thomas A. Harris	03/04/03	Mathews D. Swift	03/04/03

Director	DATE	Director	DATE

J. Ridley Howard	03/04/03	E. Jenner Wood, III	03/04/03

Director	DATE	Director	DATE

Certification Pursuant to Registrants
Filing Under Section 13(a) or 15(d) of the Securities and Exchange Act

I, J. Ridley Howard, certify that:

1.	I have reviewed this annual report on Form 10-K of Cotton States Life Insurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	03/04/03

/s/ J. Ridley Howard
J. Ridley Howard, Chairman President and Chief Executive Officer

Certification Pursuant to Registrants
Filing Under Section 13(a) or 15(d) of the Securities and Exchange Act

I, William J. Barlow, certify that:

1.	I have reviewed this annual report on Form 10-K of Cotton States Life Insurance Company

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)	designed such disclosure control and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/04/03

/s/ William J. Barlow
William J. Barlow Vice President of Finance and Assistant Treasurer

Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

      The undersigned, as the President and Chief Executive Officer and Vice President of Finance and Assistant Treasurer of Cotton States Life Insurance Company, each certify that the Annual Report on Form 10-K for the period ended December 31, 2002, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Cotton States Life Insurance Company at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any other purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.

Date: 03/04/03	/s/ J. Ridley Howard J. Ridley Howard, Chairman President and Chief Executive Officer

Date: 03/04/03	/s/ William J. Barlow William J. Barlow Vice President of Finance and Assistant Treasurer