Form 10-Q
period 2003-03-31
COTTON STATES LIFE INSURANCE CO /
filed 2003-05-14
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months ended March 31, 2003

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

YES   ☒    NO   ☐

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 126.2 of the Exchange Act).

YES   ☐    NO   ☒

The Registrant as of March 31, 2003, has 6,323,737 shares of common stock outstanding.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
ITEM I. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
ITEM 4. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
EX-11 Computation of Per Share Earnings
EX-15 Consent of Independent Accountants

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2003

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have reviewed the accompanying consolidated condensed balance sheet of Cotton States Life Insurance Company and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of earnings, comprehensive income and cash flows for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. The consolidated condensed statements of earnings, comprehensive income and cash flows for the three-month period ended March 31, 2002 were reviewed by other accountants whose report (dated April 22, 2002) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements at March 31, 2003, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, comprehensive income and cash flows for the year then ended and in our report dated February 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

Atlanta, Georgia April 29, 2003

ITEM I. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following consolidated condensed financial statements have been prepared by management. In management’s opinion, all adjustments and reclassifications necessary for a fair statement of financial position at March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 have been made.

COTTON STATES LIFE INSURANCE COMPANY

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $6,103,584 in 2003 and $7,324,373 in 2002)	$5,847,924	7,048,175
Fixed maturities, available for sale, at fair value (amortized cost of $151,705,644 in 2003 and $146,159,339 in 2002)	157,895,375	152,307,406
Equity securities, at fair value (cost of $2,618,735 in 2003 and $2,984,720 in 2002)	2,390,480	2,519,895
First mortgage loans on real estate	1,274,084	1,320,330
Policy loans	10,513,925	10,425,612
Other invested assets	582,000	582,000

Total investments	178,503,788	174,203,418
Cash and cash equivalents	19,902,952	18,913,861
Accrued investment income	2,228,924	2,406,298
Amounts receivable, principally premiums	3,407,106	3,777,671
Amount due from reinsurers	3,951,244	4,263,828
Deferred policy acquisition costs	59,790,144	57,686,410
Federal income tax receivable	—	98,457
Other assets	430,008	460,061

	$268,214,166	261,810,004

Liabilities and Shareholders’ Equity
Policy liabilities and accruals:
Future policy benefits	$164,439,004	160,424,107
Policy claims and benefits payable	2,284,087	3,241,343

Total policy liabilities and accruals	166,723,091	163,665,450
Federal income taxes:
Current	253,011	—
Deferred	11,705,013	11,181,184
Other liabilities	6,321,596	5,592,961

Total liabilities	185,002,711	180,439,595

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,987,331 shares in 2003 and 6,929,347 shares in 2002; outstanding: 6,323,737 shares in 2003 and 6,328,737 shares in 2002; restricted: 232,827 shares in 2003 and 174,843 shares in 2002	6,987,331	6,929,347
Additional paid-in capital	3,743,965	3,434,018
Accumulated other comprehensive income, net of tax	3,672,676	3,226,975
Retained earnings	73,342,292	72,035,550
Less:
Unearned compensation — restricted stock	(996,858)	(764,543)
Treasury stock, at cost (430,767 shares in 2003 and 425,767 shares in 2002)	(3,537,951)	(3,490,938)

Total shareholders’ equity	83,211,455	81,370,409

	$268,214,166	261,810,004

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Earnings
Three months ending March 31, 2003 and 2002

	Three months ended
	March 31,

	2003	2002

Revenue:
Premiums	$8,198,949	7,666,317
Investment income	2,320,537	2,471,936
Realized investment gains	392,447	156,972
Brokerage commissions	1,077,969	1,008,286

Total revenue	11,989,902	11,303,511

Benefits and expenses:
Benefits and claims	4,809,176	4,356,796
Interest credited	1,502,614	1,446,230
Amortization of policy acquisition costs	1,026,202	981,266
Operating expenses	2,383,420	2,290,303

Total benefits and expense	9,721,412	9,074,595

Income before income tax expense	2,268,490	2,228,916
Income tax expense	706,754	697,748

Net income	$1,561,736	1,531,168

Basic income per share of common stock
Net income	$0.25	0.24

Diluted income per share of common stock
Net Income	$0.24	0.24

Weighted average number of shares used in computing income per share
Basic	6,325,303	6,335,428

Diluted	6,613,332	6,494,737

Dividends paid per share	$0.04	0.04

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Cash Flows
Three months ending March 31, 2003 and 2002

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,561,736	1,531,168
Adjustments to reconcile net income to net cash provided from operating activities:
Realized investment gains	(392,447)	(156,972)
Increase in policy liabilities and accruals	3,057,641	3,864,767
(Increase) in deferred policy acquisition costs	(1,706,663)	(1,577,295)
Decrease in liability for income taxes	645,693	247,750
Decrease in amounts receivable and amounts due from reinsurers	683,149	454,081
Increase (decrease) in amounts due affiliates	362,729	(727,952)
Other, net	959,163	190,380

Net cash provided from operating activities	5,171,001	3,825,927

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(39,010,500)	(30,536,694)
Purchase of equity securities	(29,300)	(744,523)
Sale of fixed maturities available for sale	27,649,012	19,661,357
Sale of equity securities	37,953	948,280
Proceeds from maturities of fixed maturities held for investment	1,200,000	1,000,000
Proceeds from maturity and redemption of fixed maturities held for sale	6,324,598	4,773,432
First mortgage loans originated	—	(76,000)
Principal collected on first mortgage loans	46,246	99,389
Net increase in policy loans	(88,313)	(118,241)
Other, net	(9,600)	(44,272)

Net cash used in investing activities	(3,879,904)	(5,037,272)

Cash flows from financing activities:
Cash dividends paid	(254,993)	(254,993)
Purchase of treasury stock	(47,013)	—

Net cash used in financing activities	(302,006)	(254,993)

Net increase (decrease) in cash and cash equivalents:	989,091	(1,466,338)

Cash and cash equivalents:
Beginning of period	18,913,861	13,187,601

End of period	$19,902,952	11,721,263

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Comprehensive Income
Three months ending March 31, 2003 and 2002

	Three months ended
	March 31,

	2003	2002

Net income:	$1,561,736	1,531,168

Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	1,067,752	(2,043,797)
Reclassification adjustment for realized (gains) included in net income	(392,447)	(156,972)

Total other comprehensive income (loss) before tax	675,305	(2,200,769)
Income tax expense (benefit) related to items of other comprehensive income	229,604	(834,203)

Other comprehensive income (loss) net of tax	445,701	(1,366,566)

Total comprehensive income	$2,007,437	164,602

See accompanying notes to unaudited consolidated condensed financial statements.

Cotton States Life Insurance Company

Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2003

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months ended March 31, 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Certain prior year amounts in the accompanying consolidated condensed financial statements have been reclassified in order to conform with current year presentation.

Note 2 — Stock-Based Compensation

In accordance with APB Opinion No. 25, $136,000 and $76,000 in compensation expense was recorded in the three months ended March 31, 2003 and 2002, respectively, for the various stock option and restricted stock awards granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

	Three Months Ending
	March 31,

	2003	2002

Net income:
As reported	$1,561,736	1,531,168

Pro forma	$1,546,350	1,515,782

Basic net income per share:
As reported	$0.25	0.24

Pro forma	$0.24	0.24

Diluted net income per share:
As reported	$0.24	0.24

Pro forma	$0.23	0.23

The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of three years for restricted stock awarded in 2003 and 2002; expected dividend yield of 1.67% for 2003 and 2002 grants; risk-free interest rate of 3.5% for 2003 and 2002; and an expected volatility of 66% for 2003 grants and 2002 grants.

Note 3 — Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not affect the Company’s results of operations or financial position.

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

Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not affect the Company’s results of operations or financial position.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisitions of Certain Financial Institutions,” which is effective October 1, 2002. The adoption of SFAS No. 147 did not affect the Company’s results of operations or financial position.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for which accounting requirements are effective for guarantees issued or modified after December 15, 2002. The adoption of Interpretation No. 45 did not affect the Company’s results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not affect the Company’s results of operations or financial position.

Note 4 — Business Segments

The Company’s operations include the following three major segments, differentiated primarily by their respective methods of distribution and the nature of related products: individual life insurance, guaranteed and simplified issue life insurance, and brokerage operations. The Company’s operations in each segment are concentrated within its southeastern state geographic market. Individual life insurance products are distributed through the Company’s multi-line exclusive agents, guaranteed and simplified issue products are distributed through independent agents as well as exclusive agents, and brokerage operations all involve third party products distributed through the Company’s exclusive and independent agents. The Company does not group items on the consolidated condensed balance sheet into segments, nor does it analyze those items by segment when making management decisions. Investment income is allocated to the individual life insurance and guaranteed and simplified issue life insurance segments based on their respective average future policy benefit reserves. Investment income for the brokerage operations segment is determined directly by each subsidiary’s investment portfolio.

Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

Total revenue and net income by business segment are as follows:

	Three Months Ended
	March 31,
	(Dollars in thousands)
	2003	2002

Individual life insurance:
Premiums	$4,754	4,649
Investment income	2,067	2,247
Realized investment gains	349	142

Total revenue	$7,170	7,038

Net income	$1,044	944

Guaranteed and simplified issue life insurance:
Premiums	$3,445	3,017
Investment income	253	220
Realized investment gains	43	15

Total revenue	$3,741	3,252

Net income	$8	106

Brokerage:
Commission income	$1,078	1,008
Investment income	1	5

Total revenue	$1,079	1,013

Net income	$510	481

Total revenue	$11,990	11,303

Total net income	$1,562	1,531

Note 5 — Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. The Company intends to vigorously defend the litigation and while the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

The Company has reached partial settlement regarding $900,000 in reinsurance coverage. A lawsuit was initiated by the Company in the third quarter of 2001. To date, the Company has received $475,000 and continues to seek additional recoveries against reinsurance brokers through already existing legal channels. The remaining amount outstanding is included in Amounts due from reinsurers on the consolidated condensed balance sheet.

Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

Note 6 — Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Note 7 — Treasury Stock

During the three months ended March 31, 2003 the Company purchased 5,000 shares of its common stock, which is held in treasury. For the same period, the Company issued no shares of common stock out of treasury for its restricted stock performance award program.

There were no changes in the Company’s capital structure for the three months ended March 31, 2003.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemption of the Company’s products, investment spreads and yields, the earnings and profitability of the Company’s activities, and the sufficiency of the Company’s cash flows for liquidity purposes.

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in Form 10-K filed by the Company with the Securities and Exchange Commission. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company’s actual performance could differ materially from the forward-looking statements made herein. The Company disclaims any obligation to update forward-looking information.

Results of Operations

	Three Months Ended
		March 31,
	(Dollars in thousands)

Premiums	2003	2002	Increase

Guaranteed and simplified issue life insurance	$3,445	3,017	14%
Individual life insurance:
Traditional life	1,589	1,553	2%
Universal life	3,165	3,096	2%

Total individual life insurance	4,754	4,649	2%

Total premiums	$8,199	7,666	7%

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which had approximately 4,200 agents under contract at March 31, 2003. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of participating whole life and universal life products. The Company had 269 exclusive agents under contract at March 31, 2003.

Investment Income and Realized Gains and Losses

Investment income decreased 6% for the first quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2002. This decrease was primarily a result of a decrease in the annualized average yield to 5.3% compared to 6.2% for the first three months of 2002, which occurred as a result of lower interest rates.

During the first quarter of 2003 the Company realized a pre-tax investment loss of $356,000 from the write-down of the carrying value of twelve equity securities. These write-downs were the result of the Company determining that an other-than-temporary impairment had occurred.

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list”. As of March 31, 2003 there were no other debt or equity securities whose unrealized losses would be deemed to be other-than-temporary impairments.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show strong growth with commissions increasing 8% for the first three months of 2003 compared to the first three months of 2002 and met management expectations for the quarter. This was partially offset by lower than expected override commissions on multi-peril Federal crop insurance and mobile home insurance.

Benefits and Claims

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

	Three Months Ended
	March 31,
	(Dollars in thousands)
	2003		2002

	Benefits and	% of	Benefits and	% of
Benefits and Claims	Claims	Premium	Claims	Premium

Guaranteed and simplified issue	$2,711	79%	2,234	74%
Individual life insurance:
Traditional life	$1,108	70%	1,001	64%
Universal life	990	31%	1,122	36%

Total individual life insurance	2,098	44%	2,123	46%

Total benefits and claims	$4,809	59%	4,357	57%

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Guaranteed and simplified issue experience in 2003 and 2002 is more indicative of the Company’s expectations as the block of business matures. Individual life insurance claims improved in 2003 and were consistent with management’s expectations for the three month period. Due to the Company’s small size, quarterly fluctuations do and will occur. The Company offsets the effects of annual mortality fluctuations by routinely purchasing annual aggregate stop loss reinsurance coverage in excess of 120% of expected mortality.

Interest Credited to Policyholders

Interest credited to universal life contracts increased 4% for the three month period ended March 31, 2003 as compared to the same period in 2002, reflecting strong growth in universal life policy accumulations. The annual interest rate credited to universal life contract accumulations was 5.75% for the first two months of 2003. Effective March 1, 2003 the annual interest rate credited to policyholders was changed to 5.47%. The annual interest rate credited was 6.25% for the three month period in 2002.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums was 13% for the three months ended March 31, 2003 and 2002. 2003 and 2002 results are within the Company’s expected range of 12-14%. Amortization for the quarter reflects better than expected mortality in the universal life line of business and a decrease in the annual interest rate credited to policyholders.

Operating expenses as a percentage of premiums were 29% for the first three months of 2003 compared to 30% for the same period in 2002. The Company’s expectations for fiscal year 2003 are between 28-31%.

Income Tax Expense

The effective tax rate for the first three months of 2003 and 2002 was 31% and reflects the Company’s best estimate of the annual effective rate.

Net Income

	Three Months Ended
	March 31,
	(Dollars in thousands)

			Increase
Net Income	2003	2002	(Decrease)

Guaranteed and simplified issue	$8	106	(92%)

Individual life insurance:
Traditional	283	363	(22%)
Universal life	761	581	31%

Total individual life insurance	1,044	944	11%

Brokerage operations	510	481	6%

Net Income	$1,562	1,531	2%

Net income for the quarter ended March 31, 2003 increased modestly compared to 2002 due to continued strong growth in premiums, offset by a slight decrease in investment income and, although they were consistent with management’s expectations, mortality levels that were higher than the first quarter of 2002.

Critical Accounting Policies

The accounting policies described below are those the Company considers critical in preparing its consolidated condensed financial statements. These polices include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

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

The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. For the three months ended March 31, 2003 and 2002, the Company experienced emerged mortality of 95% and 82% of amounts expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

The Company accounts for its interest-sensitive and universal life insurance polices and annuities under the provisions of SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SFAS No. 97 requires the remeasurement of the Company’s deferred acquisition costs each period in a manner that amortizes such deferred costs as a level percentage of actual emerged profit over the expected gross profits.

Each period, the Company estimates the relevant factors, based primarily on its emerging experience, and uses this information to determine the assumptions underlying its asset and liability calculations. An extensive degree of judgment is used in this estimation process.

Any adjustments required to properly state insurance assets and liabilities are charged or credited to benefit expense in the period in which the need for the adjustment becomes known.

Accounting for Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS No. 143 did not affect the Company’s results of operations or Financial position.

The Financial Accounting Standards Board also issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and is effective for fiscal years beginning after December 15, 2001. SFAS No.144 establishes a single accounting model for the disposal of long-lived assets. The adoption of SFAS No.144 did not affect the Company’s results of operations or financial position.

The Financial Accounting Standards Board also issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which is effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 did not affect the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not affect the Company’s results of operations or financial position.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147 “Acquisitions of Certain Financial Institutions,” which is effective October 1, 2002. The adoption of SFAS No. 147 did not affect the Company’s results of operations or financial position.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees for Indebtedness of Others,” for which accounting requirements are effective for guarantees issued or modified after December 31, 2002 and disclosure requirements are effective for financial statements issued after December 15, 2002. The adoption of Interpretation No. 45 did not affect the Company’s results of operations or financial position.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not affect the Company’s results of operations or financial position.

Liquidity and Capital Resources

Cash Flow

As of March 31, 2003 the Company’s insurance operations generated positive cash flows in excess of its immediate needs. Cash flows provided by operations were $5.2 million in the first three months of 2003 compared to $3.8 million for the comparable period last year.

Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $7.5 million from investment maturities and repayments in 2003, adding to available cash flows. Such proceeds were $5.8 million in 2002. When market opportunities arise, the Company disposes of selected debt securities available for sale to improve future investment yields and/or improve duration matching of its assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $27.6 million in 2003 and $19.7 million for the comparable period of 2002.

The Company’s principal financing activity is payment of dividends to the Company’s shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Under regulatory requirements, the maximum amount of dividends that may be paid in 2003 by the Company to its shareholders without prior regulatory approval is approximately $2.9 million.

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

Investments

Since December 31, 2002, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 91% of the holdings at March 31, 2003 and December 31, 2002 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, 9% in 2003 and 2002 are rated BBB. Ratings of BBB- and higher are considered investment grade by the rating services.

Mortgage Loans

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the collateral value on residential loans and no more than 75% of the collateral value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans			(dollars in thousands)

March 31,	December 31,		March 31,	December 31,
2003	2002	State	2003	2002

2	2	Alabama	$99	100
6	6	Florida	274	283
24	25	Georgia	901	937

32	33		$1,274	1,320

Three loans representing $98,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 20%.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of Aa- as rated by Standard & Poor’s Corporation at March 31, 2003 and 2002.

Interest Rate Risk

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company’s fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at March 31, 2003 and March 31, 2002 had an effective duration of 4.3 years and 4.4 years, respectively.

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

			Estimated Fair Value	Hypothetical Percentage
	Estimated Value	Estimated Change in Interest	After Hypothetical Change	Increase (Decrease) In
	March 31, 2003	Rates (bp-Basis Points)	in Interest Rates	Shareholders' Equity

	(dollars in thousands)
Fixed Maturities – Held for Investment	$6,104	100 bp decrease	6,141	N/A
		100 bp increase	6,073	N/A
Fixed Maturities – Available for Sale	$157,895	100 bp decrease	164,211	7.6%
		100 bp increase	152,053	(7.0)%

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15 d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. The Company intends to vigorously defend the litigation and while the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

The Company has reached partial settlement regarding $900,000 in reinsurance coverage. A lawsuit was initiated by the Company in the third quarter of 2001. To date, the Company has received $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. The remaining amount outstanding is included in Amounts due from reinsurers on the consolidated condensed balance sheet.

Item 2. Changes in Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K on April 30, 2003 pursuant to Item 12 of Form 8-K, “Disclosures of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release No. 23-47583.

Exhibit 11 – Statement re: Computation of Per Share Earnings

Exhibit 15 — Letter Regarding Unaudited Interim Financial Information

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY Registrant

Date:	04/29/03	/s/ J. Ridley Howard

J. Ridley Howard, Chairman President and Chief Executive Officer

Date:	04/29/03	/s/ William J. Barlow

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	04/29/03

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	04/29/03

/s/ William J. Barlow

William J. Barlow Vice President of Finance

Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

The undersigned, as the President and Chief Executive Officer and Vice President of Finance and Assistant Treasurer of Cotton States Life Insurance Company, certifies that the Quarterly Report on Form 10-Q for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Cotton States Life Insurance Company at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any other purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.

Date:	04/29/03	/s/ J. Ridley Howard

J. Ridley Howard President and Chief Executive Officer

Date:	04/29/03	/s/ William J. Barlow

William J. Barlow Vice President of Finance and Assistant Treasurer