Form 10-Q
period 2003-06-30
COTTON STATES LIFE INSURANCE CO /
filed 2003-08-13
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months and six months ended June 30, 2003

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

YES ☐ NO ☒

The Registrant as of June 30, 2003, has 6,322,737 shares of common stock outstanding.

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have reviewed the accompanying consolidated condensed balance sheet of Cotton States Life Insurance Company and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2003. These financial statements are the responsibility of the Company’s management. The consolidated condensed statements of earnings, comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2002 were reviewed by other accountants whose report (dated August 6, 2002) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements at June 30, 2003, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
August 6, 2003

COTTON STATES LIFE INSURANCE COMPANY

ITEM I. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following consolidated condensed financial statements have been prepared by management. In management’s opinion, all adjustments and reclassifications necessary for a fair statement of financial position at June 30, 2003 and December 31, 2002 and the results of operations for the three-months and six-months ended June 30, 2003 and 2002 have been made.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $4,556,377 in 2003 and $7,324,373 in 2002)	$4,347,914	7,048,175
Fixed maturities, available for sale, at fair value (amortized cost of $166,386,186 in 2003 and $146,159,339 in 2002)	175,171,159	152,307,406
Equity securities, at fair value (cost of $2,665,941 in 2003 and $2,984,720 in 2002)	2,779,285	2,519,895
First mortgage loans on real estate	1,218,517	1,320,330
Policy loans	10,474,348	10,425,612
Other invested assets	582,000	582,000

Total investments	194,573,223	174,203,418
Cash and cash equivalents	8,596,820	18,913,861
Accrued investment income	2,427,246	2,406,298
Amounts receivable, principally premiums	3,859,064	3,777,671
Amount due from reinsurers	4,577,467	4,263,828
Deferred policy acquisition costs	60,597,752	57,686,410
Federal income tax receivable	169,028	98,457
Other assets	645,930	460,061

	$275,446,530	261,810,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities and accruals:
Future policy benefits	$167,709,247	160,424,107
Policy claims and benefits payable	2,734,694	3,241,343

Total policy liabilities and accruals	170,443,941	163,665,450
Federal income taxes:
Current	—	—
Deferred	12,741,536	11,181,184
Other liabilities	6,087,005	5,592,961

Total liabilities	189,272,482	180,439,595

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,987,331 shares in 2003 and 6,929,347 shares in 2002; outstanding: 6,322,737 shares in 2003 and 6,328,737 shares in 2002; restricted: 232,827 shares in 2003 and 174,843 shares in 2002	6,987,331	6,929,347
Additional paid-in capital	3,762,724	3,434,018
Accumulated other comprehensive income, net of tax	5,194,607	3,226,975
Retained earnings	74,658,151	72,035,550
Less:
Unearned compensation — restricted stock	(880,701)	(764,543)
Treasury stock, at cost (431,767 shares in 2003 and 425,767 shares in 2002)	(3,548,064)	(3,490,938)

Total shareholders’ equity	86,174,048	81,370,409

	$275,446,530	261,810,004

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Earnings
Three Months and Six Months ending June 30, 2003 and 2002

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Premiums	$8,824,057	8,007,993	17,023,006	15,674,310
Investment income	2,136,131	2,427,037	4,456,668	4,898,973
Realized investment gains (losses)	843,452	(48,821)	1,235,899	108,151
Brokerage commissions	1,119,656	1,124,817	2,197,625	2,133,103

Total revenue	12,923,296	11,511,026	24,913,198	22,814,537

Benefits and expenses:
Benefits and claims	5,483,542	4,628,159	10,292,718	8,984,955
Interest credited	1,465,818	1,516,837	2,968,432	2,963,067
Amortization of policy acquisition costs	1,281,489	949,468	2,307,691	1,930,734
Operating expenses	2,391,136	2,132,222	4,774,556	4,422,525

Total benefits and expense	10,621,985	9,226,686	20,343,397	18,301,281

Income before income tax expense	2,301,311	2,284,340	4,569,801	4,513,256
Income tax expense	730,459	590,622	1,437,213	1,288,370

Net income	$1,570,852	1,693,718	3,132,588	3,224,886

Basic income per share of common stock	$0.25	0.27	0.50	0.51

Diluted income per share of common stock	$0.23	0.26	0.47	0.50

Weighted average number of shares used in computing income per share
Basic	6,323,363	6,339,964	6,324,328	6,337,709

Diluted	6,614,624	6,501,457	6,615,016	6,498,206

Dividends paid per share	$0.04	0.04	0.08	0.08

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Cash Flows
Six months ended June 30, 2003 and 2002

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$3,132,588	3,224,886
Adjustments to reconcile net income to net cash provided from operating activities:
Realized investment gains	(1,235,899)	(108,151)
Increase in policy liabilities and accruals	6,778,491	7,433,934
(Increase) in deferred policy acquisition costs	(2,677,528)	(3,189,458)
Increase in liability for income taxes	396,656	163,371
(Increase) decrease in amounts receivable and amounts due from reinsurers	(395,032)	561,429
Increase (decrease) in amounts due affiliate	246,230	(485,657)
Other, net	723,890	34,113

Net cash provided from operating activities	6,969,396	7,634,467

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(72,369,150)	(53,636,454)
Purchase of equity securities	(451,021)	(1,104,600)
Sale of fixed maturities held for investment	—	450,000
Sale of fixed maturities available for sale	37,714,114	38,777,033
Sale of equity securities	441,175	1,084,643
Proceeds from maturities of fixed maturities held for investment	2,700,000	1,000,000
Proceeds from maturity and redemption of fixed maturities held for sale	15,456,245	7,822,348
Principal collected on first mortgage loans	101,813	131,524
Net increase in policy loans	(48,736)	(284,514)
Other, net	(263,764)	73,563

Net cash used in investing activities	(16,719,324)	(5,686,457)

Cash flows from financing activities:
Cash dividends paid	(509,987)	(509,987)
Purchase of treasury stock	(57,126)	(10,453)
Stock issued under executive compensation plans	—	65,232

Net cash used by financing activities	(567,113)	(455,208)

Net (decrease) increase in cash and cash equivalents:	(10,317,041)	1,492,802

Cash and cash equivalents:
Beginning of period	18,913,861	13,187,601

End of period	$8,596,820	14,680,403

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Comprehensive Income
Three Months and Six Months ended June 30, 2003 and 2002

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$1,570,852	1,693,718	3,132,588	3,224,886
Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	3,149,407	2,073,243	4,217,159	29,446
Reclassification adjustment for realized (gains) losses included in net income	(843,452)	48,821	(1,235,899)	(108,151)

Total other comprehensive income (loss), before tax	2,305,955	2,122,064	2,981,260	(78,705)
Income tax expense related to items of other comprehensive income	784,024	838,303	1,013,628	4,100

Other comprehensive income (loss), net of tax	1,521,931	1,283,761	1,967,632	(82,805)

Total comprehensive income	$3,092,783	2,977,479	5,100,220	3,142,081

See accompanying notes to unaudited consolidated condensed financial statements.

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2003

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months and six months ended June 30, 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Note 2 – Stock-Based Compensation

In accordance with APB Opinion No. 25, $270,000 and $154,000 in compensation expense was recorded in the six months ended June 30, 2003 and 2002, respectively, for the various stock option and restricted stock awards granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	Three months ended
	June 30,

	2003	2002

Net income:
As reported	$1,570,852	1,693,718

Pro forma	$1,555,466	1,678,332

Basic net income per share:
As reported	$0.25	0.27

Pro forma	$0.25	0.27

Diluted net income per share:
As reported	$0.23	0.26

Pro forma	$0.23	0.25

	Six months ended
	June 30,

	2003	2002

Net income:
As reported	$3,132,588	3,224,886

Pro forma	$3,101,816	3,194,114

Basic net income per share:
As reported	$.50	0.51

Pro forma	$.49	0.51

Diluted net income per share:
As reported	$.47	0.50

Pro forma	$.47	0.49

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

Note 3 – Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. There is no impact on the Company’s financial position or results of operations for the second quarter of 2003 under FIN 46. The Company also expects no impact in future periods under FIN 46.

Note 4 – Business Segments

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

Total revenue and net income by business segment are as follows:

	Three months ended		Six months ended
	March 31,		June 30,
	(Dollars in thousands)		(Dollars in thousands)

	2003	2002	2003	2002

Individual life insurance:
Premiums	$5,306	4,922	10,060	9,571
Investment income	1,890	2,192	3,957	4,439
Realized investment (losses) gains	749	(44)	1,098	98

Total revenue	$7,945	7,070	15,115	14,108

Net income	$1,014	1,119	2,058	2,063

Guaranteed and simplified issue life insurance:
Premiums	$3,518	3,086	6,963	6,103
Investment income	243	230	496	450
Realized investment (losses) gains	95	(5)	138	10

Total revenue	$3,856	3,311	7,597	6,563

Net income	$18	20	26	126

Brokerage:
Commission income	$1,120	1,125	2,198	2,133
Investment income	2	5	3	10

Total revenue	$1,122	1,130	2,201	2,143

Net income	$539	555	1,049	1,036

Total revenue	$12,923	11,511	24,913	22,814

Total net income	$1,571	1,694	3,133	3,225

Note 5 — Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. The Company intends to vigorously defend the litigation and while the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

The Company has reached partial settlement regarding $900,000 in reinsurance coverage. A lawsuit was initiated by the Company in the third quarter 2001. To date, the Company has received $475,000 and continues to seek additional recoveries against reinsurance brokers through already existing legal channels. The remaining amount outstanding is included in Amounts due from reinsurers on the consolidated condensed balance sheet.

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

Note 7 — Treasury Stock

During the six months ended June 30, 2003 the Company purchased 6,000 shares of its common stock, which is held in treasury. For the same period, the Company issued no shares of common stock out of treasury for its restricted stock performance award program.

There were no changes in the Company’s capital structure for the six months ended June 30, 2003.

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

Results of Operations

	Three months ended
	June 30,
	(Dollars in thousands)
	2003	2002	Increase

Premiums
Guaranteed and simplified issue life insurance	$3,518	3,086	14%
Individual life insurance:
Traditional life	1,906	1,814	5%
Universal life	3,400	3,108	9%

Total individual life insurance	5,306	4,922	8%

Total premiums	$8,824	8,008	10%

	Six months ended
	June 30,
	(Dollars in thousands)
	2003	2002	Increase

Premiums
Guaranteed and simplified issue life insurance	$6,963	6,103	14%
Individual life insurance:
Traditional life	3,495	3,367	4%
Universal life	6,565	6,204	6%

Total individual life insurance	10,060	9,571	5%

Total premiums	$17,023	15,674	9%

Guaranteed and simplified issue life insurance premiums continued to show strong growth as a result of higher production by the independent agency force which had approximately 4,500 and 4200 agents under contract at June 30, 2003 and 2002, respectively. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page. (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of universal life products. The Company had 262 exclusive agents under contract at June 30, 2003.

The rate of increases in premium growth has slowed during 2003 which the Company believes to be caused by a weakened economy, unemployment rates and the resulting alternative uses of potential customers’ resources.

Investment Income and Realized Gains and Losses

Investment income decreased 12% for the second quarter of fiscal 2003 as compared to a 5% decrease in the second quarter of fiscal 2002. For the first six months of 2003, investment income decreased 9% compared to a 4% decrease for the same period of fiscal 2002. This decrease was primarily a result of a decrease in the annualized average yield to 5.1% compared to 6.0% for the first six-months of 2002, which occurred as a result of continued pressure on lower interest rates.

During the first quarter of 2003 the Company realized a pre-tax investment loss of $356,000 from the write-down of the carrying value of twelve equity securities. These write-downs were the result of the Company determining that an other-than-temporary impairment had occurred.

During the second quarter of 2002 the Company realized an investment loss of $850,000 from a write-down of the carrying value on a Worldcom, Inc. debt security. This write-down was the result of the Company determining that an other-than-temporary impairment had occurred on the security.

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list”. As of June 30, 2003 there were no debt or equity securities whose unrealized losses would be deemed to be other-than-temporary impairments.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show strong growth with commissions increasing 13% with one carrier for the first six-months of 2003 compared to the first six-months of 2002 and met management expectations for the quarter. This was partially offset by lower than expected override commissions on multi-peril Federal crop insurance, mobile home insurance and one other non-standard auto carrier. Brokerage commissions for the quarter were flat compared to the prior period due to lower than expected overrides from one non-standard auto carrier.

Benefits and Claims

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

	Three months ended
	June 30,
	(Dollars in Thousands)
	2003		2002

	Benefits and	% of	Benefits and	% of
	Claims	Premium	Claims	Premium

Benefits and Claims
Guaranteed and simplified issue	$2,934	83%	2,356	76%
Individual life insurance
Traditional life	1,369	72%	1,272	70%
Universal life	1,181	35%	1,000	32%

Total individual life insurance	2,550	48%	2,272	46%

Total benefits and claims	$5,484	62%	4,628	58%

	Six months ended
	June 30,
	(Dollars in Thousands)
	2003		2002

	Benefits and	% of	Benefits and	% of
	Claims	Premium	Claims	Premium

Benefits and Claims
Guaranteed and simplified issue	$5,645	81%	4,590	75%
Individual life insurance
Traditional life	2,477	71%	2,273	68%
Universal life	2,171	33%	2,122	34%

Total individual life insurance	4,648	46%	4,395	46%

Total benefits and claims	$10,293	60%	8,985	57%

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Guaranteed and simplified issue experience in 2003 was slightly higher than Company expectations but due to the Company’s size fluctuations can and do occur in any particular quarter. Individual life insurance claims were up for the quarter as claims greater than the Company’s retention level were approximately $400,000 less than the first quarter. Year-to-date claims as a percentage of premiums were flat compared to 2002. Overall benefits and claims were within managements’ expectation. The Company offsets the effects of annual mortality fluctuations by routinely purchasing annual aggregate stop loss reinsurance coverage in excess of 120% of expected mortality.

Interest Credited to Policyholders

Interest credited to universal life contracts was flat for the first six months of 2003 compared to 2002 and decreased 3% for the quarter ended June 30, 2003 as compared to the same quarter in 2002. The annual interest rate credited to universal life contract accumulations was 5.75% for the first two months of 2003. Effective March 1, 2003 the annual interest rate credited to policyholders was changed to 5.64%. The annual interest rate credited was 5.6% for the six month period ended June 30, 2003 and 6.2% for the comparable period of 2002.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums was 14% for the six months ended June 30, 2003 compared to 12% for the same period of 2002. 2003 and 2002 results are within the Company’s expected range of 12-14%. Amortization for the first six months reflects better than expected mortality in the universal life line of business and a decrease in the annual interest rate credited to policyholders. Amortization for the quarter ended June 30, 2003 was higher compared to the same period of 2002 due to higher lapses in the traditional lines of business which reflects increased term rate competition in the market place.

Operating expenses as a percentage of premiums were 27% for the second quarter of 2003 and 2002. For the six months ended June 30, 2003 and 2002 the percentage was 28%. The Company’s expectations for the fiscal year 2003 are between 28-31%.

Income Tax Expense

The effective tax rate for the first six months of 2003 was 31% compared to 29% for the same period last year. The effective tax rate increased due to the effects of the estimated phase out of the small life company deduction. The effective rate reflects the Company’s best estimate of the annual effective rate.

Net Income

	Three months ended
	June 30
	(Dollars in Thousands)
			Increase
	2003	2002	(Decrease)

Net Income
Guaranteed and simplified issue	$18	20	(10%)

Individual life insurance:
Traditional	292	352	(17%)
Universal life	722	767	(6%)

Total individual life insurance	1,014	1,119	9%

Brokerage operations	539	555	(3%)

Net Income	$1,571	1,694	(7%)

	Six months ended
	June 30
	(Dollars in Thousands)
			Increase
	2003	2002	(Decrease)

Net Income
Guaranteed and simplified issue	$26	126	(79%)

Individual life insurance:
Traditional	575	715	(20)%
Universal life	1,483	1,348	10%

Total individual life insurance	2,058	2,063	—

Brokerage operations	1,049	1,036	1%

Net Income	$3,133	3,225	(3)%

Net income for the quarter and six months decreased compared to the prior periods primarily due to lower than expected sales believed to be caused by a continued weakened economy, and slightly lower investment income due to continued uncertainty with interest rates. These were partially offset by positive contributions by the Company’s subsidiaries and benefits and claim costs that, although slightly higher were within management’s expectations.

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

The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. For the six months ended June 30, 2003 and 2002, the Company experienced emerged mortality of 101% and 86% of amounts expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

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

The Financial Accounting Standards Board also issued SFAS No. 145 “Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No.13, and Technical Corrections,” which is effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 did not affect the Company’s results of operations or financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. There is no impact on the Company’s financial position or results of operations for the second quarter of 2003 under FIN 46. The Company also expects no impact in future periods under FIN 46.

Liquidity and Capital Resources

Cash Flow

As of June 30, 2003 the Company’s insurance operations generated positive cash flows in excess of its immediate needs. Cash flows provided by operations were $7.0 million in the first six months of 2003 compared to $7.6 million for the comparable period last year.

Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $18.2 million from investment maturities and repayments in 2003, adding to available cash flows. Such proceeds were $8.8 million in 2002. When market opportunities arise, the Company disposes of selected debt securities available for sale to improve future investment yields and/or improve duration matching of its assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $37.7 million in 2003, and $39.2 million for the comparable period of 2002.

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

Investments

Since December 31, 2002, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 87% of the holdings at June 30, 2003 and 91% in December 31, 2002 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, 13% in 2003 and 9% in 2002 are rated BBB. Ratings of BBB- and higher are considered investment grade by the rating services.

During the second quarter of 2002, the Company sold a security out of its held-to-maturity portfolio due to evidence of a significant deterioration in the issuer’s credit worthiness. At the time of the sale the security had an amortized cost of $499,768. The Company realized a loss of $49,768 on the transaction.

Mortgage Loans

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the collateral value on residential loans and no more than 75% of the collateral value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans
			(dollars in thousands)
June 30,	December 31,		June 30,	December 31,
2003	2002	State	2003	2002

2	2	Alabama	$96	100
6	6	Florida	263	283
24	25	Georgia	860	937

32	33		$1,219	1,320

Three loans representing $89,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 18%.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of Aa- as rated by Standard & Poor’s Corporation at June 30, 2003 and 2002.

Interest Rate Risk

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company’s fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at June 30, 2003 and June 30, 2002 had an effective duration of 4.4 years and 4.3 years, respectively.

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

				Hypothetical
			Estimated Fair	Percentage
			Value After	Increase
		Estimated Change	Hypothetical	(Decrease) In
	Estimated Value	in Interest Rates	Change in	Shareholders'
	June 30, 2003	(bp-Basis Points)	Interest Rates	Equity

	(dollars in thousands)
Fixed Maturities – Held for Investment	$4,556	100 bp decrease	4,738	N/A
		100 bp increase	4,374	N/A
Fixed Maturities – Available	$175,171	100 bp decrease	182,178	8.1%
for Sale		100 bp increase	168,164	(8.1)%

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2003. Based on that evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended June 30, 2003, there was no change in the Company’s control over financial reporting (as defined in SEC Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. The Company intends to vigorously defend the litigation and while the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

The Company has reached partial settlement of a $900,000 in reinsurance coverage. A lawsuit was initiated by the Company in the third quarter of 2001. To date, the Company has received $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. The remaining amount outstanding is included in Amounts due from reinsurers on the consolidated condensed balance sheet.

Item 2. Changes in Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

The Company furnished a report on Form 8-K on August 7, 2003 pursuant to Item 12 of Form 8-K, “Disclosures of Results of Operations and Financial Condition” as directed by the Securities and Exchange commission in Release No. 23-47583.

Exhibit 11 — Statement re: Computation of Per Share Earnings

Exhibit 15 — Letter Regarding Unaudited Interim Financial Information

Exhibit 31.1 — Section 302 Certification of Chief Executive Officer

Exhibit 31.2 — Section 302 Certification of Vice President of Finance

Exhibit 32 — Section 906 Certification of Chief Executive Officer and Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY Registrant

Date: 08/6/03	/s/ J. Ridley Howard

J. Ridley Howard, Chairman President and Chief Executive Officer

Date: 08/6/03	/s/ William J. Barlow

William J. Barlow Vice President of Finance and Assistant Treasurer