Form 10-Q
period 2003-09-30
COTTON STATES LIFE INSURANCE CO /
filed 2003-11-14
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months and nine months ended September 30, 2003

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

YES ☐  NO ☒

The Registrant as of September 30, 2003, has 6,322,737 shares of common stock outstanding.

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have reviewed the accompanying consolidated condensed balance sheet of Cotton States Life Insurance Company and subsidiaries as of September 30, 2003, and the related consolidated condensed statements of earnings and comprehensive income for the three-month periods ended September 30, 2003 and 2002 and nine-month period ended September 30, 2003 and the consolidated condensed statement of cash flows for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. The consolidated condensed balance sheet as of June 30, 2002, and the related consolidated condensed statement of earnings, comprehensive income and cash flows for the six-month period ended June 30, 2002 were reviewed by other accountants whose report (dated August 6, 2002) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements at September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and the three-month period ended September 30, 2002 for them to be in conformity with accounting principles generally accepted in the United States.

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

Ernst & Young LLP

Atlanta, Georgia
November 10, 2003

COTTON STATES LIFE INSURANCE COMPANY

ITEM I. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $3,511,979 in 2003 and $7,324,373 in 2002)	$3,348,142	7,048,175
Fixed maturities, available for sale, at fair value (amortized cost of $173,137,829 in 2003 and $146,159,339 in 2002)	179,623,745	152,307,406
Equity securities, at fair value (cost of $2,709,852 in 2003 and $2,984,720 in 2002)	2,865,218	2,519,895
First mortgage loans on real estate	1,080,546	1,320,330
Policy loans	10,493,564	10,425,612
Other invested assets	582,000	582,000

Total investments	197,993,215	174,203,418
Cash and cash equivalents	7,439,632	18,913,861
Accrued investment income	2,166,332	2,406,298
Amounts receivable, principally premiums	4,394,170	3,777,671
Amount due from reinsurers	4,243,011	4,263,828
Deferred policy acquisition costs	62,305,571	57,686,410
Federal income tax receivable	201,291	98,457
Other assets	373,051	460,061

	$279,116,273	261,810,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities and accruals:
Future policy benefits	$171,304,812	160,424,107
Policy claims and benefits payable	2,659,654	3,241,343

Total policy liabilities and accruals	173,964,466	163,665,450
Federal income taxes:
Current	—	—
Deferred	12,368,518	11,181,184
Other liabilities	6,099,167	5,592,961

Total liabilities	192,432,151	180,439,595

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,987,331 shares in 2003 and 6,929,347 shares in 2002; outstanding: 6,322,737 shares in 2003 and 6,328,737 shares in 2002; restricted: 232,827 shares in 2003 and 174,843 shares in 2002	6,987,331	6,929,347
Additional paid-in capital	3,954,669	3,434,018
Accumulated other comprehensive income, net of tax	3,940,935	3,226,975
Retained earnings	76,288,031	72,035,550
Less:
Unearned compensation — restricted stock	(938,780)	(764,543)
Treasury stock, at cost (431,767 shares in 2003 and 425,767 shares in 2002)	(3,548,064)	(3,490,938)

Total shareholders’ equity	86,684,122	81,370,409

	$279,116,273	261,810,004

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Earnings
Three Months and Nine Months ending September 30, 2003 and 2002

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Premiums	$8,776,978	8,060,634	25,799,984	23,734,944
Investment income	2,224,128	2,642,930	6,680,796	7,541,903
Realized investment gains	253,397	385,106	1,489,296	493,257
Brokerage commissions	1,211,349	1,204,326	3,408,974	3,337,429

Total revenue	12,465,852	12,292,996	37,379,050	35,107,533

Benefits and expenses:
Benefits and claims	5,083,393	5,091,847	15,376,111	14,076,802
Interest credited	1,497,835	1,498,770	4,466,267	4,461,837
Amortization of policy acquisition costs	1,428,323	652,203	3,736,014	2,582,937
Operating expenses	1,788,813	2,213,285	6,563,369	6,635,810

Total benefits and expense	9,798,364	9,456,105	30,141,761	27,757,386

Income before income tax expense	2,667,488	2,836,891	7,237,289	7,350,147
Income tax expense	782,614	814,817	2,219,827	2,103,187

Net income	$1,884,874	2,022,074	5,017,462	5,246,960

Basic income per share of common stock	$0.30	0.32	0.79	0.83

Diluted income per share of common stock	$0.29	0.31	0.76	0.81

Weighted average number of shares used in computing income per share
Basic	6,323,737	6,339,837	6,323,792	6,338,426

Diluted	6,617,889	6,495,878	6,616,595	6,495,919

Dividends paid per share	$0.04	0.04	0.12	0.12

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Cash Flows
Nine months ended September 30, 2003 and 2002

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$5,017,462	5,246,960
Adjustments to reconcile net income to net cash provided from operating activities:
Realized investment gains	(1,489,296)	(493,257)
Increase in policy liabilities and accruals	10,299,016	11,713,106
(Increase) in deferred policy acquisition costs	(4,537,507)	(5,079,168)
Increase in liability for income taxes	758,766	678,188
(Increase) in amounts receivable and amounts due from reinsurers	(595,682)	(138,404)
Increase (decrease) in amounts due affiliate	419,879	(338,121)
Other, net	1,605,541	397,496

Net cash provided from operating activities	11,478,179	11,986,800

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(104,939,624)	(79,207,253)
Purchase of equity securities	(592,550)	(1,256,257)
Sale of fixed maturities held for investment	—	450,000
Sale of fixed maturities available for sale	55,613,923	56,277,521
Sale of equity securities	570,581	1,444,863
Proceeds from maturities of fixed maturities held for investment	3,700,000	2,000,000
Proceeds from maturity and redemption of fixed maturities held for sale	23,361,386	9,322,348
Principal collected on first mortgage loans	239,784	386,629
Net increase in policy loans	(67,952)	(590,456)
Other, net	(15,850)	(84,265)

Net cash used in investing activities	(22,130,302)	(11,256,870)

Cash flows from financing activities:
Cash dividends paid	(764,980)	(764,980)
Purchase of treasury stock	(57,126)	(10,453)
Stock issued under executive compensation plans	—	65,232

Net cash used by financing activities	(822,106)	(710,201)

Net (decrease) increase in cash and cash equivalents:	(11,474,229)	19,729
Cash and cash equivalents:
Beginning of period	18,913,861	13,187,601

End of period	$7,439,632	13,207,330

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Comprehensive Income
Three Months and Nine Months ended September 30, 2003 and 2002

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$1,884,874	2,022,074	5,017,462	5,246,960

Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	(1,688,169)	4,678,011	2,528,990	4,707,457
Reclassification adjustment for realized (gains) losses included in net income	(253,397)	(385,106)	(1,489,296)	(493,257)

Total other comprehensive income before tax	(1,941,566)	4,292,905	1,039,694	4,214,200
Income tax expense related to items of other comprehensive income	(687,894)	1,589,258	325,734	1,593,358

Other comprehensive income net of tax	(1,253,672)	2,703,647	713,960	2,620,842

Total comprehensive income	$631,202	4,725,721	5,731,422	7,867,802

See accompanying notes to unaudited consolidated condensed financial statements.

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2003

Note 1 – Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months and nine months ended September 30, 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Note 2 – Stock-Based Compensation

In accordance with APB Opinion No. 25, $404,000 and $229,000 in compensation expense was recorded in the nine months ended September 30, 2003 and 2002, respectively, for the various stock option and restricted stock awards granted. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended
	September 30,

	2003	2002

Net income:
As reported	$1,884,874	2,022,074

Pro forma	$1,869,488	2,006,688

Basic net income per share:
As reported	$0.30	0.32

Pro forma	$0.30	0.32

Diluted net income per share:
As reported	$0.29	0.31

Pro forma	$0.28	0.31

Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

	Nine months ended
	September 30,

	2003	2002

Net income:
As reported	$5,017,462	5,246,960

Pro forma	$4,971,304	5,200,802

Basic net income per share:
As reported	$0.79	0.83

Pro forma	$0.79	0.82

Diluted net income per share:
As reported	$0.76	0.81

Pro forma	$0.75	0.80

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

Note 3 – Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not affect the Company’s results of operations or financial position. The Company has complied with the disclosure requirements of SFAS No. 148 in these condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must generally be applied for the first interim or annual period beginning after June 15, 2003. There is no impact on the Company’s financial position or results of operations for 2003 under FIN 46. The Company also expects no impact in future periods under FIN 46.

Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

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

Total revenue and net income by business segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Dollars in thousands)		(Dollars in thousands)

	2003	2002	2003	2002

Individual life insurance:
Premiums	$5,130	4,941	15,190	14,512
Investment income	1,959	2,377	5,916	6,816
Realized investment gains (losses)	221	348	1,319	446

Total revenue	$7,310	7,666	22,425	21,774

Net income	$1,100	1,355	3,157	3,418

Guaranteed and simplified issue life insurance:
Premiums	$3,647	3,120	10,610	9,223
Investment income	263	261	759	711
Realized investment gains (losses)	32	37	170	47

Total revenue	$3,942	3,418	11,539	9,981

Net income	$61	51	87	177

Brokerage:
Commission income	$1,211	1,204	3,409	3,337
Investment income	3	5	6	15

Total revenue	$1,214	1,209	3,415	3,352

Net income	$724	616	1,773	1,652

Total revenue	$12,466	12,293	37,379	35,107

Total net income	$1,885	2,022	5,017	5,247

Notes to Unaudited Condensed Consolidated Financial Statements
(continued)

Note 5 – Legal Proceedings

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

Note 6 – Income Taxes

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

Note 7 – Treasury Stock

During the nine months ended September 30, 2003 the Company purchased 6,000 shares of its common stock, which is held in treasury. For the same period, the Company issued no shares of common stock out of treasury for its restricted stock performance award program.

There were no changes in the Company’s capital structure for the nine months ended September 30, 2003.

Note 8 – Subsequent Events

On November 10, 2003 the Cotton States Insurance Group (consisting of the Company, Cotton States Mutual Insurance Company, and Shield Insurance Company) announced that it had entered into a letter agreement outlining the terms of a potential transaction with COUNTRY Insurance & Financial Services (“COUNTRY”). Pursuant to the letter agreement, it is anticipated that COUNTRY will purchase all of the outstanding capital stock of the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

	Three Months Ended
	September 30,
	(Dollars in thousands)

			Increase
Premiums	2003	2002	(Decrease)

Guaranteed and simplified issue life insurance	$3,647	3,120	17%
Individual life insurance:
Traditional life	1,734	1,800	(4%)
Universal life	3,396	3,141	8%

Total individual life insurance	5,130	4,941	4%

Total premiums	$8,777	8,061	9%

	Nine months ended
	September 30,
	(Dollars in thousands)

Premiums	2003	2002	Increase

Guaranteed and simplified issue life insurance	$10,610	9,223	15%
Individual life insurance:
Traditional life	5,229	5,167	1%
Universal life	9,961	9,345	7%

Total individual life insurance	15,190	14,512	5%

Total premiums	$25,800	23,735	9%

Guaranteed and simplified issue life insurance premiums continued to show strong growth as a result of higher production by the independent agency force which had approximately 4,600 and 4,200 agents under contract at September 30, 2003 and 2002, respectively. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of universal life products. The Company had 257 exclusive agents under contract at September 30, 2003.

The rate of increases in premium growth has slowed during 2003 which the Company believes to be caused by a weakened economy, unemployment rates and the resulting alternative uses of potential customers’ resources.

Investment Income and Realized Gains and Losses

Investment income decreased 16% for the third quarter of fiscal year 2003 as compared to a 2% decrease in the third quarter of fiscal year 2002. For the first nine months of 2003, investment income decreased 11% compared to a 3% decrease for the same period of fiscal year 2002. This decrease was primarily a result of a decrease in the annualized average yield to 4.8% compared to 6.0% for the first nine months of 2002, which occurred as a result of continued pressure on lower interest rates.

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

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list”. As of September 30, 2003 there were no debt or equity securities whose unrealized losses would be deemed to be other-than-temporary impairments.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Property and casualty business lines, principally non-standard auto, continue to show growth with commissions increasing 2% for the first nine months of 2003 compared to the first nine months of 2002 and met management expectations for the quarter. This was attributable to an increase in override commissions from several property and casualty carriers writing various lines of business, partially offset by lower than expected overrides from one non-standard auto carrier. Brokerage commissions for the quarter were flat compared to the same period of 2002 due to lower than expected overrides from one non-standard auto carrier.

Benefits and Claims

Life benefits and claims, including reserve increases on traditional life and guaranteed and simplified issue products are as follows:

	Three Months Ended
	September 30,
	(Dollars in Thousands)

	2003		2002

	Benefits	% of	Benefits	% of
Benefits and Claims	and Claims	Premium	and Claims	Premium

Guaranteed and simplified issue	$2,841	78%	2,421	78%
Individual life insurance
Traditional life	1,326	76%	1,298	72%
Universal life	916	27%	1,373	44%

Total individual life insurance	2,242	44%	2,671	54%

Total benefits and claims	$5,083	58%	5,092	63%

	Nine months ended
	September 30,
	(Dollars in Thousands)

	2003		2002

	Benefits	% of	Benefits	% of
Benefits and Claims	and Claims	Premium	and Claims	Premium

Guaranteed and simplified issue	$8,486	80%	7,012	76%
Individual life insurance
Traditional life	3,803	73%	3,571	69%
Universal life	3,087	31%	3,494	37%

Total individual life insurance	6,890	45%	7,065	49%

Total benefits and claims	$15,376	60%	14,077	59%

Benefits and claims as a percentage of premium fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Guaranteed and simplified issue experience in 2003 was slightly higher than Company expectations but due to the Company’s size fluctuations can and do occur in any particular quarter. Universal life experience in the quarter ended September 30, 2003 reflects better than expected results in the Company’s payroll deduction product. Year-to-date claims as a percentage of premiums were flat compared to 2002. Overall benefits and claims were within managements’ expectation. The Company offsets the effects of annual mortality fluctuations by routinely purchasing annual aggregate stop loss reinsurance coverage in excess of 120% of expected mortality.

Interest Credited to Policyholders

Interest credited to universal life contracts was flat for both the first nine months of 2003 compared to 2002 and for the quarter ended September 30, 2003 as compared to the same quarter in 2002. The annual interest rate credited to universal life contract accumulations was 5.75% for the first two months of 2003. Effective March 1, 2003 the annual interest rate credited to policyholders was changed to 5.4%. The annual interest rate credited was 6.25% for the nine month period ended September 30, 2002.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums was 14% for the nine months ended September 30, 2003 compared to 11% for the same period of 2002. 2003 results are within the Company’s expected range of 12-14%. Amortization for the first nine months of 2002 and for the quarter ended September 30, 2002 reflects better than expected mortality in the universal life line of business and a decrease in the annual interest rate credited to policyholders.

Operating expenses as a percentage of premiums were 20% for the third quarter of 2003 compared to 27% in the same period of 2002. For the nine months ended September 30, 2003 the percentage was 25% compared to 28% in the same period of 2002. Operating expenses in the third quarter of 2003 include reductions in certain management compensation programs. The Company’s expectations for the fiscal year 2003 are between 28-31%.

Income Tax Expense

The effective tax rate for the first nine months of 2003 was 31% compared to 29% for the same period last year. The effective tax rate increased due to the effects of the estimated phase out of the small life company deduction. The effective rate reflects the Company’s best estimate of the annual effective rate.

Net Income

	Three Months Ended
	September 30,
	(Dollars in thousands)

			Increase
Net Income	2003	2002	(Decrease)

Guaranteed and simplified issue	$61	51	20%

Individual life insurance:
Traditional	269	412	(35%)
Universal life	831	943	(12%)

Total individual life insurance	1,100	1,355	(19%)

Brokerage operations	724	616	18%

Net Income	$1,885	2,022	(7%)

	Nine Months Ended
	September 30,
	(Dollars in thousands)

			Increase
Net Income	2003	2002	(Decrease)

Guaranteed and simplified issue	$87	177	(51%)

Individual life insurance:
Traditional	843	1,127	(25%)
Universal life	2,314	2,291	1%

Total individual life insurance	3,157	3,418	(8%)

Brokerage operations	1,773	1,652	7%

Net Income	$5,017	5,247	(4%)

Net income for the quarter and nine months decreased compared to the prior periods primarily due to lower than expected sales believed to be caused by a continued weakened economy, and slightly lower investment income due to continued uncertainty with interest rates. These were partially offset by positive contributions by the Company’s subsidiaries and benefits and claim costs that, although slightly higher were within management’s expectations.

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

The Company does, however, experience fluctuations in its earnings as a result of current mortality experience differing from that expected in any given year. For the nine months ended September 30, 2003 and 2002, the Company experienced emerged mortality of 99% and 90% of amounts expected, respectively, related to its traditional individual life insurance business. The Company routinely purchases annual aggregate stop loss reinsurance coverage which limits experience to 120% of expected mortality in any one year.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not affect the Company’s results of operations or financial position. The Company has complied with the disclosure requirements of SFAS No. 148 in these condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must generally be applied for the first interim or annual period beginning after June 15, 2003. There is no impact on the Company’s financial position or results of operations for 2003 under FIN 46. The Company also expects no impact in future periods under FIN 46.

Liquidity and Capital Resources

Cash Flow

     As of September 30, 2003 the Company’s insurance operations generated positive cash flows in excess of its immediate needs. Cash flows provided by operations were $11.5 million in the first nine months of 2003 compared to $12.0 million for the comparable period last year.

     Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $27.1 million from investment maturities and repayments in 2003, adding to available cash flows. Such proceeds were $11.3 million in 2002. When market opportunities arise, the Company disposes of selected debt securities available for sale to improve future investment yields and/or improve duration matching of its assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $55.6 million in 2003, and $56.3 million for the comparable period of 2002.

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

Investments

     Since December 31, 2002, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 89% of the holdings at September 30, 2003 and 91% in December 31, 2002 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, 11% in 2003 and 9% in 2002 are rated BBB. Ratings of BBB- and higher are considered investment grade by the rating services.

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

     The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans
			(dollars in thousands)
September 30,	December 31,
2003	2002	State	September 30, 2003	December 31, 2002

2	2	Alabama	$93	100
4	6	Florida	189	283
23	25	Georgia	799	937

29	33		$1,081	1,320

Four loans representing $134,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 21%.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Credit risk is the risk that issuers of securities owned by the Company will default, or other parties, including reinsurers, which owe the Company money, will not pay. The Company attempts to minimize these risks by following a conservative investment strategy and by contracting with reinsuring companies that meet high standards for rating criteria and other qualifications. The Company invests principally in government, governmental agency and high quality corporate bonds having an A rating or better. The fixed maturity portfolio had an average rating of Aa as rated by Standard & Poor’s Corporation at September 30, 2003 and 2002.

Interest Rate Risk

Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company’s fixed maturity investments are subject to interest rate risk. The Company seeks to manage the impact of interest rate fluctuation through cash flow modeling, which attempts to match the maturity schedule of its assets with expected payout of its liabilities. Liabilities for interest sensitive products are carried at full account value. The fixed maturity portfolio at September 30, 2003 and September 30, 2002 had an effective duration of 4.7 years and 4.4 years, respectively.

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

		Estimated Change in	Estimated Fair Value After	Hypothetical Percentage
	Estimated Value	Interest Rates	Hypothetical Change in Interest	Increase (Decrease) In
	September 30, 2003	(bp-Basis Points)	Rates	Shareholders' Equity

	(dollars in thousands)
Fixed Maturities – Held for Investment	$3,512	100 bp decrease	3,669		N/A
		100 bp increase	3,359		N/A
Fixed Maturities – Available for Sale	$179,624	100 bp decrease	187,635		9.2%
		100 bp increase	171,810		(9.0)%

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2003. Based on that evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended September 30, 2003, there was no change in the Company’s control over financial reporting (as defined in SEC Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

     NONE

Item 3. Defaults Upon Senior Securities

     NONE

Item 4. Submission of Matters to a Vote of Security Holders

     NONE

Item 5. Other Information

     NONE

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit Index

Exhibit No.	Description

11	Statement re: Computation of Per Share Earnings
15	Letter Regarding Unaudited Interim Financial Information
31.1	Rule 13a-14(a)/15d-14(a) Certification by J. Ridley Howard
31.2	Rule 13a-14(a)/15d-14(a) Certification by William J. Barlow
32	Section 1350 Certification by J. Ridley Howard and William J. Barlow

     (b) Reports on Form 8-K

The Company furnished a report on Form 8-K on August 7, 2003 pursuant to Item 12 of Form 8-K, “Disclosures of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release No. 23-47583.

The Company furnished a report on Form 8-K on November 10, 2003 pursuant to Item 5 of Form 8-K, “Other Events and Required FD Disclosure” as directed by the Securities and Exchange Commission.

The Company furnished a report on Form 8-K on November 12, 2003 pursuant to Item 12 of Form 8-K, “Disclosures of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release No. 23-47583.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY Registrant

Date: 11 / 12/ 03	/s/ J. Ridley Howard

J. Ridley Howard, Chairman President and Chief Executive Officer

Date: 11 / 12/ 03	/s/ William J. Barlow

William J. Barlow Vice President of Finance and Assistant Treasurer