Form 10-K
period 2003-12-31
COTTON STATES LIFE INSURANCE CO /
filed 2004-03-29
CIK 25118

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

EXEMPT-UNDER SECTION 12(g)(2)(G)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to the filing requirements for at least the past 90 days. YES [X] NO [  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second quarter was $42,583,352 based on the closing price of $10.09 on June 30, 2003, as reported on the NASDAQ National Market.

As of March 26, 2004, there were 6,322,737 shares of registrant’s common stock outstanding.

The Exhibit Index is located on Page 71

The total number of pages in this document is 78

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

It was announced on December 30, 2003 that the Cotton States Insurance Group (which includes the Company and Cotton States Mutual Insurance Company) and COUNTRY Insurance & Financial Services (“COUNTRY”), located in Bloomington, Illinois, entered into definitive agreements regarding the acquisition of the Company by merger. Under the Agreement and Plan of Merger, the Company’s shareholders will receive $20.25 cash for each share of outstanding common stock of the Company. As a result, the Company will become a privately-held company and a wholly-owned subsidiary of COUNTRY. Subject to regulatory approval, shareholder approval, and other conditions set forth in the Agreement and Plan of Merger, it is anticipated that the transaction will close during the second quarter of 2004.

Principal Products and Methods of Distribution

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

	2003	2002	2001
Individual life insurance:
Premiums	$19,979,437	19,347,710	18,658,255
Net investment income	7,905,844	8,857,310	9,458,445
Realized investment gains	1,624,312	935,571	24,969

Total revenue	29,509,593	29,140,591	28,141,669
Policyholder benefits and claims	10,606,712	9,478,267	8,821,942
Interest credited	5,912,341	5,904,423	5,527,001
Amortization of deferred policy acquisition costs	2,829,148	2,084,635	3,248,281
Other operating expenses	6,350,370	5,143,895	5,257,470

Total benefits and expenses	25,698,571	22,611,220	22,854,694

Segment profit before income taxes	3,811,022	6,529,371	5,286,975

Guaranteed issue and simplified issue life insurance:
Premiums	14,358,260	12,438,241	10,529,996
Net investment income	1,036,838	952,774	775,780
Realized investment gains	213,531	101,134	2,532

Total revenue	15,608,629	13,492,149	11,308,308
Policyholder benefits and claims	11,311,624	9,332,175	7,656,444
Amortization of deferred policy acquisition costs	2,262,856	1,676,350	1,218,431
Other operating expenses	1,854,716	2,001,826	1,913,723

Total benefits and expenses	15,429,196	13,010,351	10,788,598

Segment profit before income taxes	179,433	481,798	519,710

Brokerage:
Brokerage commissions	4,906,455	4,242,470	4,190,482
Net investment income	8,047	18,880	48,397
Realized investment gains	—	—	—

Total revenue	4,914,502	4,261,350	4,238,879
Operating expenses	1,003,102	966,955	1,106,448

Segment profit before income taxes	3,911,400	3,294,395	3,132,431

Combined segment profit before income taxes	7,901,855	10,305,564	8,939,116
Group life insurance and individual accident and health results	(58,444)	(35,819)	(74,560)

Income before federal income taxes	$7,843,411	10,269,745	8,864,556

Narrative Description of Business Segments

(i)	Individual Life

The major forms of individual life insurance offered by the Company include universal life, graded premium whole life, participating whole life, term life, various supplemental riders including, but not limited to, accidental death, disability waiver and guaranteed insurability, and disability income riders. These products are sold by the Company’s 251 multi-line exclusive agents in Alabama, Florida, Georgia, and Tennessee.

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

	Number of Agents
	December 31,
	2003	2002	State
	46	52	Alabama
	23	24	Florida
	163	169	Georgia
	19	27	Tennessee

Total	251	272

Unless the need for a medical examination is indicated by the application or an investigation, the Company writes individual life insurance based on age without requiring blood and specimen in the following maximum amounts:

Age Group	Maximum Insurance
0-17	$100,000
18-40	74,999
41-50	50,000
51 and over	25,000

As of December 31, 2003, less than 2.3% of the Company’s individual life premiums were represented by what the Company believes to be substandard risks. Substandard life insurance risks are accepted by the Company at increased rates. The Company has no fixed maximum on the size of substandard policies and will entertain any application on which it can obtain reinsurance which it believes to be adequate.

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

(ii)	Guaranteed Issue and Simplified Issue Whole Life Insurance

The Company offers Guaranteed Issue and Simplified Issue whole life insurance through its multi-line agency force and approximately 4,700 independent agents. The independent agents sell these products in all states in which the Company is licensed to conduct business.

Both plans are level-premium, cash value permanent life insurance products issued from $2,500 to $35,000 face amounts. Both plans are frequently used by individuals to cover final expenses. They are designed to be sold as companion plans using a simple application with no medical exams or tests. If all health questions asked of the applicant by the Company can be answered “NO”, the Simplified Issue policy may be issued. Otherwise, the Guaranteed Issue policy will be issued.

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

Approximately 69% of CSI’s brokerage revenues come from the sale of non-standard auto insurance through two carriers. Approximately 11% of CSI’s revenue comes from the sale of crop hail and multi-peril crop insurance through one carrier.

CSMR provides the Company with commission income from brokerage agreements with other life and health insurance companies. These companies supply the Company’s multi-line agents with life and health products that the Company does not choose to underwrite, such as individual major-medical policies, impaired risk life insurance, first to die life insurance, and group life and health insurance. CSMR has contracted with approximately 4,700 independent agents to write the Company’s Guaranteed Issue and Simplified Issue whole life insurance. Approximately 53% of CSMR’s brokerage revenues come from the sale of life and health insurance through five carriers.

For further information regarding the Company’s business segments, see Item 7, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

Investments

Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.

The investments of the Company are directed by the Company’s Vice President of Finance and Assistant Treasurer under the supervision of the Company’s Board of Directors. The Company follows an investment policy which is regularly reviewed and revised. The Company’s policy emphasizes investment grade, fixed maturity securities and maximization of after-tax yields and places certain restrictions to limit portfolio concentrations and market exposure. Sales of securities are undertaken, with resulting gains or losses, in order to enhance after-tax yield and keep the portfolio in line with current market conditions.

Competition

The life insurance industry is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines, more favorable ratings from A.M. Best and Standard & Poor’s, and larger staffs than the Company. The operating results of companies in the life insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies and other factors. Competitive factors applicable to the Company’s business include product mix, policy benefits, service to policyholders, and premium rates. The Company believes that its current benefits and premium rates are generally competitive with those offered by other companies and that service to policyholders and prompt and fair payment of claims continue to be important factors in the Company’s ability to remain competitive.

The Company has certain advantages that it believes better enable it to keep its premium rates competitive with similar policies offered by competing companies, including the following:

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

Regulation

General. The Company is subject to regulation and supervision in all jurisdictions in which it conducts business. In general, state insurance laws establish supervisory agencies with broad administrative powers relating to, among other things, the granting and revoking of licenses to transact business, regulation of trade practices, premium rate levels, premium rate increases, licensing of agents, approval of content and form of policies, maintenance of specified minimum statutory reserves and statutory capital and surplus, deposits of securities, form and content of required financial statements, nature of investments, and limitations on dividends to stockholders. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of shareholders. The Company is domiciled in Georgia and is therefore subject to regulation under Georgia laws.

The National Association of Insurance Commissioners (“NAIC”) is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless enacted into state law and variations from the model laws from state to state are common.

Change of Control. Any transactions that would constitute a change in control of the Company would generally require prior approval by the insurance department of the State of Georgia, the Company’s state of domicile, and may require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which the Company is admitted to transact business. In conjunction with the proposed Agreement and Plan of Merger with COUNTRY, filings have been made for approval of the transaction under the insurance laws of Georgia, Illinois, and Connecticut.

Product Approvals. Generally, before an insurance company is permitted to market an individual insurance product in a particular state, it must obtain regulatory approval from that state and adhere to that state’s insurance laws and regulations, which include, among other things, specific requirements regarding the form, language, premium rates and policy benefits of that product. Such regulation may delay the introduction of new products and may impede, or impose burdensome conditions on, rate increases or other actions that the Company may wish to take in order to enhance its operating results. In addition, federal or state legislation or regulatory pronouncements may be enacted that may prohibit or impose restrictions on the ability to sell certain types of insurance products or impose other restrictions on the Company’s operations. No assurances can be given that future legislative or regulatory changes will not adversely affect the Company’s business, financial condition or results of operations.

Risk-Based Capital (“RBC”). In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for most life and health insurance companies which is designed to determine minimum capital requirements based on insurance and investment risks and to raise the level of protection that statutory surplus provides for policyholder obligations. Under laws adopted by individual states, insurers having total adjusted capital that is less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the company action level as defined by the NAIC, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The regulatory action level, as defined by the NAIC, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The authorized control level, as defined by the NAIC, authorizes the relevant insurance commissioner to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if surplus falls below 100% of the RBC amount. The fourth action level is the mandatory control level as defined by the NAIC, which requires the relevant insurance commissioner to place the insurer under regulatory control if surplus falls below 70% of the RBC amount.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2003, the Company had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

Dividends. Dividends paid by the Company are subject to the regulations of the insurance laws and practices of the Georgia Department of Insurance. Generally, the Georgia Insurance Code allows life and health insurance companies to make dividend payments equal to or less than the greater of 10% of statutory surplus as regards policyholders as of the preceding December 31 or the net gain from operations, excluding realized gains or losses, for the twelve (12) month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Georgia Insurance Commissioner. Pursuant to the Agreement and Plan of Merger with COUNTRY, the Company agreed that after March 31, 2004 it would not declare any regular quarterly dividends until such time as either the agreement is terminated or the merger is consummated.

Guaranty Associations. The Company may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Company paid approximately $2,500 during the year ended December 31, 2003.

Employees

In addition to its principal officers, the Company shares 121 salaried employees with Shield and Mutual. The Company pays an allocated portion of the shared employees’ salaries, either based upon the Company’s premium income in relation to the premium income of Mutual and Shield or the actual time expended on each company’s affairs. The Company and its subsidiaries also have 35 salaried employees who work on a full-time basis in its home office, where all administrative functions, such as underwriting, billing and collection of premiums, are centralized and from which all sales activities are directed. None of the Company’s employees is subject to a collective bargaining agreement. The Company believes its employee relations are good.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s website at www.cottonstatesinsurance.com via a link to the SEC website. These reports are made available at no cost.

The Company’s Code of Ethics is available on its website at www.cottonstatesinsurance.com and is available without charge in print to any shareholder who makes a request by writing to Corporate Secretary, Cotton States Life Insurance Company, 244 Perimeter Center Parkway N.E., Atlanta, Georgia 30346.

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

The Company has a reached partial settlement regarding $900,000 in reinsurance coverage. In addition, a lawsuit was initiated by the Company in the third quarter of 2001. To date the Company has received approximately $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. During the fourth quarter of 2003 the Company determined it to be probable that approximately $200,000 of the outstanding balance would be uncollectible. Accordingly, the Company has reduced the receivable by that amount and charged the amount to benefits expense in the accompanying financial statements. The Company believes the remaining amount outstanding to be fully recoverable and has included it in reinsurance receivable on the consolidated balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders by the Company during the fourth quarter of 2003. The Company expects to submit the matter of the proposed merger with COUNTRY for a vote by shareholders in the second quarter of 2004.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     On January 1, 2004, there were approximately 1,383 shareholders of record of the Company’s common stock. The stock (symbol “CSLI”) is traded over-the-counter on the NASDAQ National Market System. Price history as provided by NASDAQ and dividends declared during the past two years are presented below:

		Stock Price (1)		Dividend
		High	Low	Declared
2003	First Quarter	$11.00	8.10	.04
	Second Quarter	10.55	9.40	.04
	Third Quarter	10.50	9.00	.04
	Fourth Quarter	19.80	9.90	.04
2002	First Quarter	$10.50	9.41	.04
	Second Quarter	10.55	9.45	.04
	Third Quarter	10.14	7.72	.04
	Fourth Quarter	10.10	8.25	.04

(1)	The prices presented above are sale prices which represent price between broker-dealers and do not include mark-ups or mark-downs or any commission to the broker-dealer. Therefore, the prices presented above do not reflect prices in actual transactions.

Securities Authorized for Issuance Under Equity Compensation Plans

The Equity Compensation Plan Information is set forth in Item 12 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Ten-Year Selected Financial Data

	2003	2002	2001	2000	1999
As of December 31
Total assets	$283,772,372	261,810,004	234,780,338	211,300,570	190,516,318

Total liabilities	$198,163,258	180,439,595	162,135,020	147,029,701	134,565,951

Total shareholders’ equity	$85,609,114	81,370,409	72,645,318	64,270,869	55,950,367

Book value per share	$13.54	12.86	11.47	10.13	8.84

Closing price per share	$19.72	9.54	9.60	11.50	8.63

Years ended December 31
Premiums	$35,882,106	33,092,092	30,220,737	26,816,523	23,302,097

Net investment income, realized investment gains and brokerage income	$15,695,028	15,108,138	14,500,606	14,693,886	13,555,085

Total revenue	$51,577,134	48,200,230	44,721,343	41,510,409	36,857,182

Benefits and expenses	$43,733,723	37,930,485	35,856,787	30,657,137	26,673,847

Net income	$5,282,301	7,308,874	6,445,672	7,606,215	7,327,945

Basic net income per share	$0.84	1.15	1.02	1.20	1.16

Diluted net income per share	$0.80	1.13	.99	1.18	1.14

Dividends per share	$.160	.160	.160	.160	.160

	1998	1997	1996	1995	1994
As of December 31
Total assets	$180,773,289	165,337,309	148,824,187	139,381,979	124,412,468

Total liabilities	$125,857,189	115,941,296	105,910,335	99,694,942	90,855,648

Total shareholders’ equity	$54,916,100	49,396,013	42,913,852	39,687,037	33,556,820

Book value per share	$8.63	7.72	6.71	6.23	5.28

Closing price per share	$14.88	15.25	7.60	4.80	3.63

Years ended December 31
Premiums	$19,935,354	17,620,184	15,400,543	15,061,541	15,128,529

Net investment income, realized investment gains and brokerage income	$12,365,999	11,308,794	9,458,474	8,814,035	7,597,136

Total revenue	$32,301,353	28,928,978	24,859,017	23,875,576	22,725,665

Benefits and expenses	$21,916,010	20,451,884	18,735,863	18,548,121	18,333,697

Net income	$7,240,585	6,304,558	4,832,577	4,070,871	3,303,024

Basic net income per share	$1.13	.99	.76	.64	.54

Diluted net income per share	$1.10	.96	.74	.63	.51

Dividends per share	$.160	.126	.102	.072	.060

Note: All share and per share amounts have been adjusted for the following stock splits:

October 1995	five-for-four
April 1997	five-for-four
January 1998	three-for-two

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

On December 30, 2003, it was announced that the Cotton States Insurance Group (which includes the Company and Mutual) and COUNTRY, located in Bloomington, Illinois, entered into definitive agreements regarding the acquisition of the Company by merger. Under the Agreement and Plan of Merger, the Company’s shareholders will receive $20.25 cash for each share of outstanding common stock of the Company. As a result, the Company will become a privately-held company. Subject to regulatory approval, shareholder approval, and other conditions to closing set forth in the Agreement and Plan of Merger, it is anticipated that the transaction will close during the second quarter of 2004.

Forward-Looking Statements

The following discussion contains forward-looking statements that are not strictly historical and that involve risks and uncertainties. Such statements include, without limitations, any statements containing the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar expressions. Investors are cautioned about such statements, including, without limitation, statements regarding projections of earnings, revenues, expected mortality rates, investment spreads and yields and their effects on net earnings, the ability to consummate the contemplated transaction with COUNTRY and the timing thereof, if at all, and the anticipated financial results and benefits of the proposed transaction with COUNTRY. The forward-looking statements set forth herein involve certain risks, uncertainties, estimates, and assumptions that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, without limitation, the following:

•	The Company and COUNTRY must satisfy certain conditions to closing set forth in the Agreement and Plan of Merger, including, without limitation, receipt of necessary regulatory approvals and shareholder approval, which may not occur.

•	Insurance is a highly competitive industry, and the Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services.

•	Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on the Company’s business.

•	The Company is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy. The Company cannot predict the form of any future regulatory initiatives or its impact on the Company’s operations or its effect on the Company’s financial performance.

•	Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. As of the date of this Annual Report on Form 10-K, A.M. Best & Co., a leading insurance company rating agency, has assigned a B++ (Very Good) rating to the Company. If this rating is downgraded from its current level, sales of the Company’s products could be adversely affected.

•	The Company’s financial results may fluctuate from year-to-year or be adversely affected on account of fluctuations in policy claims received by the Company.

•	The Company’s investments are subject to risks. The Company’s invested assets are subject to customary risks of defaults and changes in market values. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets include interest rate levels, financial market performance, and general economic conditions.

•	Through underwriting and reinsurance, the Company has attempted to limit its mortality and morbidity exposure and has established reserves for claims and future policy benefits based on accepted actuarial methodologies. There can be no assurance, however, that these estimated reserves will prove to be sufficient or that the Company will not experience adverse mortality or morbidity experience which would result in operating losses.

•	In order to reduce risk and to increase its underwriting capacity, the Company obtains reinsurance from reinsurers. The Company is subject to credit risk with respect to its reinsurers because reinsurance does not relieve the Company of its liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a reinsurer’s subsequent insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company.

•	The Company is in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources than the Company. This competitive environment could result in lower premiums, less favorable underwriting terms and conditions, loss of underwriting opportunities and reduced profitability.

The Company expressly disclaims any obligation to update these forward-looking statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs, investments, reserves, and accounting for income taxes. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized with interest over the estimated lives of the contracts, usually 30 years. The principal expenses deferred are commissions and certain expenses of the policy issue, underwriting and agency departments. Policy acquisition costs deferred were $11.1 million in 2003, $10.2 million in 2002, and $9.8 million in 2001. For statutory accounting purposes, such costs are expensed as incurred.

These deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). The carrying value of the Company’s DAC asset was $63.8 million and $57.7 million at December 31, 2003 and 2002, respectively.

Statement of Financial Accounting Standard (“SFAS”) No. 60 “Accounting and Reporting by Insurance Enterprises” applies to our traditional life policies. For traditional life policies, deferred costs are amortized in proportion to the ratio of the annual premium income to the total present value of expected premium income. Future premium income is estimated using actuarial assumptions established at policy issue such as mortality, persistency and interest. Assumptions established at policy issue are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency and interest could result in material changes to the financial statements.

SFAS No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” applies to our universal life-type contracts. Acquisition costs are deferred and recognized as expense as a constant percentage of gross profit using assumptions as to mortality, persistency, maintenance expense and interest margins established at policy issue without provision for adverse deviation. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. The amortized percentage of gross profit is revised periodically to reflect emerging actual experience and any material changes in expected future experience. Changes in the emerged actual experience or changes in expected future experience for mortality, persistency, maintenance expense and interest margins could result in material changes to the financial statements.

Investments

Investment income is an important source of revenue, and the Company’s return on invested assets has a material effect on net income. The Company’s investment policy is subject to the requirements of insurance regulatory authorities. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly invested funds and gains or losses on existing investments depend primarily on general market conditions.

Investment policy is determined by the Board of Directors of the Company. The Company’s current investment policy is to balance its portfolio between long-term and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company’s policy benefits and claims. The Company’s invested asset maturities correspond with the Company’s expectations regarding anticipated cash flow payments based on the Company’s policy benefit and claim cycle. The Company invests primarily in fixed maturity securities of the U.S. government and its related agencies, investment grade fixed maturity corporate securities and mortgage-backed securities.

The Company’s investments in equity securities and the majority of its investments in fixed maturity securities are classified as “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost reflected in stockholder’s equity as a component of accumulated other comprehensive income. Approximately 2% of the Company’s investments in fixed maturity investments are classified as “held-for-investment” as defined in SFAS No. 115 and are carried at amortized cost. Policy loans are carried at the outstanding balance, which approximates fair value. Other investments primarily consist of mortgage loans and a partnership interest. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. The partnership is carried at cost.

The following table provides information on the Company’s fixed maturity investments as of December 31 (dollars in thousands):

	2003		2002
	Carrying		Carrying
Type of Investments	Value	Percent	Value	Percent
Fixed maturities, held for investment:
Public utilities	$1,848	1.0	$3,848	2.4
All other corporate bonds	1,500	0.8	3,200	2.0

Total fixed maturities held for investment	3,348	1.8	7,048	4.4

Fixed maturities, available for sale:
United States government and government agencies and authorities	76,551	42.1	73,597	46.2
Foreign governments	5,149	2.8	3,390	2.1
Public utilities	4,145	2.3	7,492	4.7
All other corporate bonds	92,864	51.0	67,828	42.6

Total fixed maturities available for sale	178,709	98.2	152,307	95.6

Total fixed maturities	$182,057	100.0	$159,355	100.0

Mortgage-backed securities comprised 22% of the Company’s fixed maturity portfolio at December 31, 2003 as compared to 21% at December 31, 2002. Mortgage-backed securities are subject to risks associated with variable pre-payments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, the Company may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. The Company may incur disinvestment risks if market yields are higher than the book yields earned on the securities and the Company is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by (a) the difference between its amortized cost and par, (b) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and (c) the repayment priority of the securities in the overall securitization structure. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities that are depressed by 20% or more for 12 months or by 30% for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Securities depressed less than 20% or depressed 20% or more but for less than 12 months or depressed 30% or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

Reserves

The Company establishes and carries as liabilities actuarially determined reserves which are calculated to meet the Company’s estimated future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed and ceded reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not affect the Company’s results of operations or financial position. The Company has complied with the disclosure requirements of SFAS No. 148 in these consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for financial statements issued for periods ending after December 15, 2003. There is no impact on the Company’s financial position or results of operations for 2003 under FIN 46. The Company also expects no impact in future periods under FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidelines, could be accounted for as equity, but now must be classified as liabilities in the statement of financial position. These financial instruments include: (a) mandatorily redeemable financial instruments, (b) obligations to repurchase the issuer’s equity shares by transferring assets, and (c) obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

Consolidated Results of Operations

Executive Summary

The Company is headquartered in Atlanta, Georgia and sells individual life insurance products through a distribution force consisting of 251 multi-line exclusive agents and approximately 4,700 independent agents as of December 31, 2003. Payroll deduction universal life products are also marketed through a third party administrator. The Company’s two brokerage subsidiaries generate commission income from brokerage agreements with other non-affiliated property and casualty and life and health insurance carriers.

The Company’s profitability is primarily a factor of the following:

•	The volume of life insurance business in force, which is driven by the level of sales and the persistency of the business written.

•	The ability to price life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, investment results and our ability to maintain expenses in accordance with pricing assumptions drive the Company’s margins.

•	The amount of spread (excess of net investment income earned over interest credited) earned on universal life contract holders’ account balances.

•	The ability of the brokerage subsidiaries to generate commission income through the sale of other companies’ products.

•	The ability to manage the investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.

•	The ability to manage the level of operating expenses.

Consolidated Summary of Results of Operation

				2003 vs.	2002 vs.
				2002	2001
(Dollars in thousands)	2003	2002	2001	Change	Change
Premiums	$35,882	$33,092	$30,221	8.4%	9.5%
Net investment income	8,951	9,829	10,283	(8.9)	(4.4)
Brokerage commissions	4,906	4,242	4,190	15.7	1.2
Net realized capital gains	1,838	1,037	27	77.3	NM

Total Revenue	51,577	48,200	44,721	7.0	7.8

Benefits and claims	23,479	20,117	17,552	16.7	14.6
Interest credited	5,913	5,904	5,527	0.1	6.8
Amortization of deferred policy acquisition costs	5,092	3,761	4,466	35.4	(15.8)
Operating expenses	9,250	8,148	8,311	13.5	(2.0)

Total Benefits and Expenses	43,734	37,930	35,856	15.3	5.8

Income Before Income Tax Expense	7,843	10,270	8,865	(23.6)	15.9
Income tax expense	2,561	2,961	2,419	(13.5)	22.4

Net Income	$5,282	$7,309	$6,446	(27.7)	13.4

NM = Not Meaningful

Net Income

Following is a summary of net income by business segment for the years ended December 31 (dollars in thousands):

			2003 vs.		2002 vs.
			2002		2001
	2003	2002	Change	2001	Change
Guaranteed issue and simplified issue	$123	$355	(65)%	$397	(11)%
Individual life insurance:
Traditional	525	1,477	(64)	763	94
Universal life	2,092	3,329	(37)	3,276	2

Total individual life insurance	2,617	4,806		4,039	19
Brokerage operations	2,582	2,174	19	2,067	5
Other lines	(40)	(26)	(54)	(57)	54

Net Income	$5,282	$7,309	(28)	$6,446	13

2003 results declined as compared to 2002 due primarily to a significant increase in fourth quarter 2003 mortality experience in the Company’s individual life products. Additionally, 2003 results reflect an increase in operating expenses as compared to 2002, caused by an increase in standard operating costs as well as transaction costs associated with the anticipated merger with COUNTRY. Continued growth in premiums, mortality that was consistent with management’s expectations, and lower operating expenses accounted primarily for the improved results in 2002 compared to 2001. In addition, 2002 results reflect a favorable adjustment to the amortization of policy acquisition costs resulting from updating actuarial assumptions. Other lines consist of the Company’s participation in a federally sponsored group life pool and income from a closed block of individual accident and health business.

Premiums

Premiums from individual life, guaranteed issue and simplified issue products, and other lines are as follows (dollars in thousands):

			2003 vs.		2002 vs.
			2002		2001
	2003	2002	Change	2001	Change
Guaranteed issue and simplified issue life insurance	$14,358	$12,438	15%	$10,530	18%
Individual life insurance:
Traditional life	6,810	6,776	1	6,285	8
Universal life	13,170	12,572	5	12,373	2

Total individual life insurance	19,980	19,348	3	18,658	4
Other lines	1,544	1,306	18	1,033	26

Total premiums	$35,882	$33,092	8	$30,221	10

Guaranteed issue and simplified issue life insurance premiums continued to show significant growth for the three year period from 2001 to 2003, primarily as a result of sustained production by the Company’s independent agency force which had approximately 4,700 agents under contract at December 31, 2003 compared to approximately 4,300 in 2002 and approximately 4,400 in 2001. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects an increase in production of the Company’s universal life product. The exclusive agency force of 251 as of December 31, 2003 compares to 272 as of the same date in 2002 and 266 in 2001. Other premiums consist of the Company’s participation in a federally sponsored group life pool and income from a closed block of individual accident and health business.

Investment Income and Realized Gains and Losses

The following table summarizes the Company’s investment results for the years ended December 31 (dollars in thousands):

	2003	2002	2001
Net investment income - excluding policy loan income	$8,182	$9,086	$9,607
Policy loan income	769	743	676

Net investment income - total	$8,951	$9,829	$10,283

Yield on average invested assets (1)	5.0%	6.0%	6.7%

Gross gains on sales	$2,460	$4,080	$1,093
Gross losses on sales	(266)	(1,195)	(1,066)
Impairments	(356)	(1,848)	–

Net realized capital gains, before tax	$1,838	$1,037	$27

(1)	Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.

The average gross annual yield on fixed maturities declined in both 2003 and 2002 due to declining market reinvestment interest rates. The Company’s portfolio has an average effective duration of approximately four years, which reflects the medium-term nature of its liabilities. As a result, a significant portion of the portfolio matures and is reinvested each year. Market interest rates dropped significantly from mid-2002 to mid-2003. The average yield on a five-year U.S. Treasury note declined from 4.45% for the first half of 2002 to 3.18% for the second half of 2002 to 2.75% for the first half of 2003, and increased to 3.20% for the last half of 2003. At December 31, 2003, the market yield for five year U.S. Treasury Securities was 3.27%. The Company anticipates that the investment yield on its portfolio will continue to decline if market interest rates remain at 2003 levels.

Due to favorable market conditions caused by lower interest rates, the Company realized net gains of approximately $2,194,000, $2,885,000 and $27,000 in 2003, 2002, and 2001, respectively, from the sale of fixed maturity and equity securities.

During the first quarter of 2003 the Company realized a pre-tax investment loss of $356,000 from the write-down of the carrying value of 12 equity securities. These write-downs were the result of the Company determining that an other-than-temporary impairment had occurred.

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

Brokerage Commissions

Exclusive agents sell products that the Cotton States Group does not underwrite (both life and property and casualty) but are provided through the Company’s brokerage operations, and for which the Company receives override commission. Brokerage commissions increased 16% in 2003 compared to 2002 due primarily to increased sales of non-standard automobile policies. Brokerage commissions for 2002 were flat as compared to 2001 due to decreased override commissions on the sale of multi-peril crop and crop hail products. This decrease in brokerage commissions was partially offset by an 11% increase in commissions on the sale of non-standard automobile policies.

Benefits and Claims

Life benefits and claims, including reserve increases on traditional life and guaranteed issue and simplified issue products, are as follows (dollars in thousands):

	2003		2002		2001
	Benefits		Benefits		Benefits
	and	% of	and	% of	and	% of
	Claims	Premium	Claims	Premium	Claims	Premium
Guaranteed issue and simplified issue	$11,312	79	$9,332	75	$7,656	73
Individual life insurance:
Traditional life	5,392	79	4,772	70	4,622	73
Universal life	5,214	40	4,706	37	4,201	34

Total individual life insurance	10,606	53	9,478	49	8,823	47
Other benefits and claims	1,561	101	1,307	100	1,073	104

Total Benefits and Claims	$23,479	65	$20,117	61	$17,552	58

Benefits and claims, as a percentage of premium, fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Guaranteed issue and simplified issue experience for the three year period is consistent with the Company’s future expectations for those products as the block of business matures. Individual life benefits increased in 2003 compared to 2002 due to a significant increase in mortality in the Company’s traditional life and universal life products during the fourth quarter of 2003. Individual life benefits increased in 2002 compared to 2001 due to higher traditional life reserve increases, which were the result of an overall improvement in persistency. Death benefits for 2002 were consistent with management’s expectations.

Due to the Company’s small size, quarterly fluctuations, even when they remain within the normal range, will affect the total benefits and claims for the fiscal year. During 2003, 2002, and 2001, the Company experienced emerged mortality of 104%, 88%, and 89% of expected mortality, respectively, related to its traditional individual life insurance business. In addition, the Company’s general policy is to retain, with respect to individual life policies, generally no more than $100,000 of insurance on any one life and has also routinely purchased annual aggregate stop loss reinsurance coverage in excess of 120% of expected mortality. The Company did not experience any material impact on reinsurance costs as a result of the events of September 11, 2001.

The Company has reached a partial settlement regarding $900,000 in reinsurance coverage. In addition,

a lawsuit was initiated by the Company in the third quarter of 2001. To date the Company has received approximately $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. During the fourth quarter of 2003 the Company determined it to be probable that approximately $200,000 of the outstanding balance would be uncollectible. Accordingly, the Company has reduced the receivable by that amount and charged the amount to benefits expense in the accompanying financial statements. The Company believes the remaining amount outstanding to be fully recoverable and has included it in reinsurance receivable on the consolidated balance sheet.

Other benefits and claims consist of participation in a federally sponsored group life pool and benefits on a closed block of individual accident and health business.

Interest Credited to Policyholders

Interest credited to universal life contracts for 2003 was flat as compared to 2002 and increased 7% in 2002 as compared to 2001 reflecting growth in universal life policy accumulations, offset by reductions to the annual interest rate credited to policyholders in 2003 and 2002. The annual interest rate credited to policyholders of universal life contracts was 5.75% for the first two months of 2003. Effective March 1, 2003, the annual rate credited to policyholders changed to 5.4%. The annual rate credited to policyholders was 5.75% for the final three months of 2002 and was 6.25% for the first nine months of 2002 and for the year 2001.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premium was 14% in 2003 compared to 11% in 2002 and 15% in 2001. Amortization for 2003 is within the Company’s expected range of 12-14%. The amortization of policy acquisition costs for 2002 reflects a favorable adjustment from updating actuarial assumptions and a decrease in the annual interest rate credited to policyholders. The adjustment represented a slow down of amortization as a result of higher estimated future profits from the improvement in mortality levels on universal life products. The after tax effect on net income for 2002 was $186,000 or $.03 per share. Amortization in 2001 reflects higher lapses in the traditional lines of business which reflects increased term rate competition in the market place.

Operating expenses as a percentage of premiums were 26% for 2003 compared to 25% in 2002 and 28% in 2001. The increase in 2003 compared to 2002 reflects normal increases in standard operating costs plus certain costs associated with the anticipated merger with COUNTRY. These costs were anticipated by management. The Company experienced some expense savings in 2002 primarily due to the reduction of certain performance based compensation costs.

Income Tax Expense

The effective tax rate for 2003 was 33% compared to 29% in 2002 and 27% in 2001. The four percentage point increase from 2002 to 2003 and the two percentage point increase from 2002 to 2001 are the result of decreases in the allowable small company deduction.

Financial Condition

Investments

The investment portfolios are managed based on the underlying characteristics and nature of the Company’s respective liabilities and within established risk parameters. (For a further discussion of the Company’s approach to managing risks, see the Investment Credit Risk section in Item 7A.)

The investment portfolios are managed by three non-affiliated investment managers. Company management, under the direction of the Board of Directors, is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by the investment managers’ asset class specialists working within dedicated portfolio management teams.

The Company’s primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations.

Return on invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed maturity or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 21%, 23%, and 23% of the Company’s consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 92% and 91% of the fair value of its invested assets as of December 31, 2003 and 2002, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The following table identifies the invested assets by type held as of December 31, 2003 and 2002 (dollars in thousands):

	2003		2002
	Amount	Percent	Amount	Percent
Fixed maturities held for investment, at cost	$3,348	1.7	$7,048	4.0
Fixed maturities available for sale, at fair value	178,709	90.4	152,307	87.4
Equity securities, at fair value	3,220	1.6	2,520	1.4
Mortgage loans, at cost	1,028	0.5	1,320	0.8
Policy loans, at outstanding balance	10,707	5.4	10,426	6.0
Other invested assets	582	0.4	582	0.4

Total Investments	$197,594	100.0	$174,203	100.0

The following table provides information on the Company’s fixed maturity investments as of December 31 (dollars in thousands):

	2003		2002
	Carrying		Carrying
Type of Investments	Value	Percent	Value	Percent
Fixed maturities, held for investment:
Public utilities	$1,848	1.0	$3,848	2.4
All other corporate bonds	1,500	0.8	3,200	2.0

Total fixed maturities held for investment	3,348	1.8	7,048	4.4

Fixed maturities, available for sale:
United States government and government agencies and authorities	76,551	42.1	73,597	46.2
Foreign governments	5,149	2.8	3,390	2.1
Public utilities	4,145	2.3	7,492	4.7
All other corporate bonds	92,864	51.0	67,828	42.6

Total fixed maturities available for sale	178,709	98.2	152,307	95.6

Total fixed maturities	$182,057	100.0	$159,355	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio at December 31 (dollars in thousands):

	2003		2002
	Carrying		Carrying
Ratings (1)	Value	Percent	Value	Percent
Investment grade:
U.S. Government and agencies	$77,011	42.3	$61,830	38.8
AAA	12,016	6.6	18,485	11.6
AA	18,387	10.1	12,589	7.9
A	51,158	28.1	47,328	29.7
BBB	23,485	12.9	19,123	12.0

Total fixed maturity securities	$182,057	100.0	$159,355	100.0

(1)	Ratings are the lower of those assigned primarily by Standard & Poor’s and Moody’s, when available, and are shown in the table using the Standard & Poor’s rating scale.

The Company monitors the financial condition and operations of securities on which there are concerns regarding credit quality. In evaluating fixed maturities to determine whether any of the unrealized losses are other-than-temporary, management’s assessments as to the nature of declines in fair values are based upon historical operating trends, business prospects, status of the industry in which the Company operates, analyst ratings on the issuer and sector, the quality of the investments, the severity and duration of the unrealized losses and the Company’s ability or intent to hold the investments. If fair value is less than the carrying value and the decline in value is determined to be other-than-temporary, an appropriate write-down is recorded.

Securities, both fixed maturities and equities, that are depressed by 20% or more for 12 months or by 30% or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Securities depressed less than 20% or depressed 20% or more but for less than 12 months or depressed 30% or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

The following table identifies the Company’s other-than-temporary impairments by security type (pre-tax dollars in thousands):

	2003	2002	2001
Fixed maturity securities	$—	$850	$—
Equity securities	356	580	—
Other invested assets	—	418	—

Total	$356	$1,848	$—

Certain fixed maturity and equity securities were in an unrealized loss position, where the Company’s cost basis in the security exceeds the security’s fair market value, at December 31, 2003. The following table summarizes the length of time that those securities have been in a continuous unrealized loss position as of December 31, 2003 (dollars in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,185	$84	$—	$—	$13,185	$84
Corporate securities	15,908	171	—	—	15,908	171
Debt securities issued by foreign governments	2,969	24	—	—	2,969	24
Mortgage-backed securities	9,658	224	282	15	9,940	239

Total fixed maturities, available for sale	$41,720	$503	$282	$15	$42,002	$518

Equity securities	$322	$6	$670	$50	$992	$56

As of December 31, 2003 there were no debt or equity securities whose unrealized losses would be deemed by management to be other-than-temporary impairments that have not been recorded.

Mortgage Loans

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the collateral value on residential loans and no more than 75% of the collateral value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans			(dollars in thousands)
December 31,	December 31,		December 31,	December 31,
2003	2002	State	2003	2002
2	2	Alabama	$91	$100
4	6	Florida	180	283
23	25	Georgia	757	937

29	33		$1,028	$1,320

Two loans representing $56,000 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 15%.

Transaction with Affiliates

Mutual, through its wholly owned subsidiary, Shield, controls approximately 33% of the Company’s outstanding common stock. In addition, most of the officers and directors of the Company hold similar positions with these affiliates.

Certain general expenses are allocated to the Company from its affiliates. These expenses, such as salaries, advertising, rents, etc., represent the Company’s share of expenses initially paid by Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company’s premium. Expenses allocated to the Company may not be the same as expenses incurred if the Company operated as a stand-alone entity. Expenditures allocated to the Company amounted to $3,704,114 in 2003, $3,471,048 in 2002 and $3,992,556 in 2001. At December 31, 2003 the Company owed $576,644 to Mutual and at December 31, 2002 the Company was owed $42,469 from Mutual.

The Company expensed pension costs of $99,535 in 2003, $116,174 in 2002, and $93,347 in 2001.

Rent for use of software of $106,000 in 2003, 2002, and 2001, has been charged to the affiliated companies.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short and long-term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for benefits and claims and operating expenses. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and by reinsurance coverage disputes. In the opinion of the Company’s management, the Company’s future liquidity needs will be met from all of the above sources.

Net cash flows provided by operating activities totaled $15.2 million, $17.0 million and $15.5 million in 2003, 2002 and 2001, respectively. Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $30.8 million from investment maturities and repayments in 2003, adding to available cash flows. Such proceeds were $14.3 million in 2002 and $10.5 million in 2001. When market opportunities arise, the Company disposes of selected debt securities available for sale in an attempt to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $66.0 million in 2003, $108.6 million in 2002 and $50.4 million in 2001.

Net cash flows used in investing activities totaled $23.6 million, $10.1 million and $7.7 million in 2003, 2002 and 2001, respectively. The net cash flows used in investing activities primarily reflect the investing of net cash from operating activities.

Net cash flows used in financing activities totaled $1.1 million in 2003, 2002, and 2001. The Company’s principal financing activity is payment of dividends to the Company’s shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Pursuant to the Agreement and Plan of Merger with COUNTRY, the Company is prohibited from paying future dividends to shareholders, with the exception of the $.04 per share dividend declared February 24, 2004, payable April 5, 2004, without the express written consent of COUNTRY. Additionally, any dividends paid by the Company are subject to the regulations of the insurance laws and practices of the Georgia Department of Insurance, which generally allows life and health insurance companies to make dividend payments equal to or less than the greater of 10% of statutory surplus as regards policyholders as of the preceding December 31 or the net gain from operations, excluding realized gains or losses, for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Georgia Insurance Commissioner.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The effective average duration of fixed maturities was 4.6 years as of December 31, 2003, a 0.5 increase from 4.1 years as of December 31, 2002. The increase in effective average duration resulted from the investment of operating cash flows and investment maturities and sales proceeds in slightly longer-term investments.

Pursuant to the Agreement and Plan of Merger with COUNTRY, the Company will, concurrent with the closing of the merger and assuming regulatory and shareholder approvals and the satisfaction of all other conditions to closing, be required to pay approximately $6.2 million in order to fund the settlement of shares of the Company’s common stock that will immediately vest under the Company’s Performance Shares Awards Plan and the Company’s Directors’ Discounted Stock Option Plan. It is unlikely that the Company will be able to fully fund this payment out of operating cash flow. As a result, the Company anticipates having to liquidate some fixed maturity securities in order to pay the amount not covered by operating cash flow.

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

Since December 31, 2002, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 87% of the holdings at December 31, 2003 and 88% in 2002 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, 13% in 2003 and 12% in 2002 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services. Due to a deterioration in bond market conditions, the Company experienced a decrease in the unrealized gains on bonds of approximately $1,858,000 in 2003.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Held for investment:
Due in one year or less	$2,500,044	$2,555,865
Due after one year through five years	848,329	909,296

Total	3,348,373	3,465,161

Available for sale:
Due in one year or less	3,498,767	3,553,510
Due after one year through five years	68,959,748	70,240,806
Due after five years through 10 years	41,068,161	43,020,226
Due after 10 years	21,921,712	22,620,751
Mortgage-backed securities	38,970,898	39,274,057

Total	$174,419,286	$178,709,350

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary objectives in managing its cash flow and investments are to maximize investment income and yield while preserving capital and minimizing credit risks. To attain these objectives, investment policies and strategies are developed using expected underwriting results, forecasted federal tax positions, regulatory requirements, forecasted economic conditions including expected fluctuations in interest rates, and general market risks.

Market Risk. Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company’s investment portfolio that consists largely (92%) of fixed maturity securities. The Company’s investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

Interest Rate Risk. Interest rate risk is the price sensitivity of a fixed maturity security to changes in interest rates. The Company manages its exposure to interest rate risk through multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams, taking into account prepayment speeds, issuer call options, and contract holder behavior. Asset-backed securities, collateralized mortgage obligations, and mortgage-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Actual prepayment experience may vary from these estimates. Through cash flow testing and managing portfolio duration through proactive discussions with the Company’s outside investment advisors, the Company believes that interest rate risk is mitigated.

Credit Risk. The Company invests primarily in fixed maturity securities of the U.S. government and its related agencies, investment grade fixed maturity corporate securities and mortgage-backed securities. (See Item 7 - “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and Note 2 - “Investments” to the Company’s Consolidated Financial Statements.) All of the Company’s fixed maturity portfolio market value is comprised of investment grade securities. The Company’s investment policy requires all of the Company’s fixed maturity securities to be invested in investment grade securities. Due to the overall high quality of the Company’s investment portfolio (100% investment grade), management believes the Company has marginal risk with regard to credit quality.

Prepayment Risk. Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may repay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. To manage prepayment risk, the Company limits the type of mortgage-backed structures in which it invests and restricts the portfolio’s total exposure in mortgage-backed securities. If the repayment occurs later than expected during periods of increasing interest rates, the cost of funds to pay liabilities may increase due to the mismatching of assets and liabilities.

Sensitivity Analysis. The Company regularly conducts various analyses to gauge the financial impact of changes in interest rate on its financial condition. The ranges selected in these analyses reflect management’s assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather be treated as a simple illustration of the potential impact of such events on the Company’s financial results.

				Hypothetical Percentage
			Estimated Fair Value	Increase (Decrease) In
		Estimated Change	After Hypothetical	Shareholders’ Equity
	Estimated Value	in Interest Rates	Change in Interest	(based on pre-tax
	December 31, 2003	(bp-Basis Points)	Rates	amounts)
	(dollars in thousands)
Fixed Maturities – Held for Investment	$3,465	200 bp decrease	$3,503	N/A
		100 bp decrease	3,475	N/A
		100 bp increase	3,455	N/A
		200 bp increase	3,444	N/A
Fixed Maturities – Available for Sale	$178,709	200 bp decrease	$194,238	18.1%
		100 bp decrease	186,394	9.0%
		100 bp increase	171,183	(8.8)%
		200 bp increase	163,657	(17.6)%

The following table shows a comparison of average assumed interest rates for policy reserves and investment yields, based on amortized costs, for the three years ended December 31.

Comparison of Interest Rates for Policy Reserves
and Investment Yields
(Net of investment expenses)

	2003	2002	2001
Policies issued during year:
Required interest on policy reserves	6.2%	6.5%	6.7%
New money yield on investments	4.0%	4.5%	5.4%
Policies inforce during year:
Required interest on policy reserves	5.6%	6.1%	6.2%
Net investment yield	5.0%	6.0%	6.7%

In 2002 and 2003, the Company’s net investment yield was less than the average interest rate required for reserves. However, reserves are set using many variables other than net investment yield, including mortality, lapse assumptions, average policy size, etc. The margin between gross premiums received less the premium required to establish reserves is still sufficient to cover future reserve increases, claim costs, maintenance expenses, and DAC amortization.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $3,465,161 in 2003 and $7,324,373 in 2002)	$3,348,373	7,048,175
Fixed maturities, available for sale, at fair value (amortized cost of $174,419,286 in 2003 and $146,159,339 in 2002)	178,709,350	152,307,406
Equity securities, at fair value (cost of $2,752,977 in 2003 and $2,984,720 in 2002)	3,219,429	2,519,895
First mortgage loans on real estate	1,028,395	1,320,330
Policy loans	10,706,565	10,425,612
Other invested assets	582,000	582,000

Total investments	197,594,112	174,203,418
Cash and cash equivalents	9,456,873	18,913,861
Accrued investment income	2,548,049	2,406,298
Amounts receivable, principally premiums	4,869,767	3,777,671
Amount due from reinsurers	4,531,625	4,263,828
Deferred policy acquisition costs	63,767,550	57,686,410
Federal income tax receivable	633,853	98,457
Other assets	370,543	460,061

	$283,772,372	261,810,004

Liabilities and Shareholders’ Equity
Policy liabilities and accruals:
Future policy benefits	$175,077,154	160,424,107
Policy claims and benefits payable	3,527,042	3,241,343

Total policy liabilities and accruals	178,604,196	163,665,450
Federal income taxes:
Current	—	—
Deferred	12,101,542	11,181,184

Total Federal income taxes	12,101,542	11,181,184
Other liabilities	7,457,520	5,592,961

Total liabilities	198,163,258	180,439,595

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,987,331 shares in 2003 and 6,929,347 shares in 2002; outstanding: 6,322,737 shares in 2003 and 6,328,737 shares in 2002; restricted: 232,827 shares in 2003 and 174,843 shares in 2002	6,987,331	6,929,347
Additional paid-in capital	4,160,213	3,434,018
Accumulated other comprehensive income, net of tax	2,708,616	3,226,975
Retained earnings	76,297,876	72,035,550
Less:
Unearned compensation - restricted stock	(996,858)	(764,543)
Treasury stock, at cost (431,767 shares in 2003 and 425,767 shares in 2002)	(3,548,064)	(3,490,938)

Total shareholders’ equity	85,609,114	81,370,409

	$283,772,372	261,810,004

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings

	Years ended December 31,
	2003	2002	2001
Revenue:
Premiums	$35,882,106	33,092,092	30,220,737
Net investment income	8,950,730	9,828,964	10,282,623
Realized investment gains	1,837,843	1,036,704	27,501
Brokerage commissions	4,906,455	4,242,470	4,190,482

Total revenue	51,577,134	48,200,230	44,721,343

Benefits and expenses:
Benefits and claims	23,479,173	20,117,169	17,551,824
Interest credited	5,912,341	5,904,423	5,527,001
Amortization of deferred policy acquisition costs	5,092,004	3,760,985	4,466,712
Operating expenses	9,250,205	8,147,908	8,311,250

Total benefits and expenses	43,733,723	37,930,485	35,856,787

Income before Federal income taxes	7,843,411	10,269,745	8,864,556

Federal income taxes:
Current	1,325,665	1,421,156	1,461,027
Deferred	1,235,445	1,539,715	957,857

Total Federal income taxes	2,561,110	2,960,871	2,418,884

Net income	$5,282,301	7,308,874	6,445,672

Basic income per share of common stock	$0.84	1.15	1.02

Diluted income per share of common stock	$0.80	1.13	0.99

Weighted-average number of shares used in computing income per share:
Basic	6,323,526	6,337,387	6,342,817

Diluted	6,631,886	6,494,667	6,519,933

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	2003	2002	2001
Common stock:
Balance at beginning of year	$6,929,347	6,917,722	6,870,283
Restricted stock activity, net	57,984	11,625	47,439

Balance at end of year	6,987,331	6,929,347	6,917,722

Additional paid-in capital:
Balance at beginning of year	3,434,018	3,443,995	2,917,628
Treasury shares issued	—	16,227	—
Compensatory directors’ stock options granted	79,100	94,500	84,575
Restricted stock activity, net	647,095	(147,942)	441,792
Tax benefit arising from issuance of restricted stock	—	27,238	—

Balance at end of year	4,160,213	3,434,018	3,443,995

Accumulated other comprehensive income (loss):
Balance at beginning of year	3,226,975	818,720	(1,715,931)
Change in unrealized gains:
Unrealized (losses) gains during year	(926,726)	4,224,171	4,582,686
Deferred taxes	315,087	(1,436,218)	(1,558,113)
Deferred acquisition cost adjustment	93,280	(379,698)	(489,922)

Other comprehensive (loss) income	(518,359)	2,408,255	2,534,651

Balance at end of year	2,708,616	3,226,975	818,720

Retained earnings:
Balance at beginning of year	72,035,550	65,746,656	60,320,092
Net income	5,282,301	7,308,874	6,445,672
Dividends of $.16 per share in 2003, 2002, and 2001	(1,019,975)	(1,019,980)	(1,019,108)

Balance at end of year	76,297,876	72,035,550	65,746,656

Unearned compensation - restricted stock:
Balance at beginning of year	(764,543)	(858,781)	(794,276)
Shares awarded	(705,079)	(463,920)	(489,231)
Shares forfeited	—	506,605	—
Compensation expense recorded	472,764	51,553	424,726

Balance at end of year	(996,858)	(764,543)	(858,781)

Treasury stock:
Balance at beginning of year	(3,490,938)	(3,422,994)	(3,326,927)
Cost of shares purchased (6,000 shares in 2003, 12,100 shares in 2002 and 10,000 shares in 2001)	(57,126)	(116,949)	(96,067)
Cost of shares issued (0 shares in 2003, 5,409 shares in 2002 and 0 shares in 2001)	—	49,005	—

Balance at end of year	(3,548,064)	(3,490,938)	(3,422,994)

Total shareholders’ equity	$85,609,114	81,370,409	72,645,318

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$5,282,301	7,308,874	6,445,672
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(1,837,843)	(1,036,704)	(27,501)
Increase in policy liabilities and accruals	14,938,746	15,731,520	12,981,119
(Increase) in deferred policy acquisition costs	(5,987,859)	(6,405,300)	(5,294,025)
Change in liability for income taxes	700,049	1,135,872	713,591
(Increase) decrease in amounts receivable and amount due from reinsurers	(1,359,893)	(510,401)	161,724
Depreciation expense	131,516	217,418	228,616
Amortization of premium on fixed-income securities	1,038,378	314,579	94,470
Stock-based compensation expense, net	551,864	38,673	519,239
Increase (decrease) in payable to affiliates	619,114	(228,952)	(207,444)
Other, net	1,103,691	424,357	(77,025)

Net cash provided by operating activities	15,180,064	16,989,936	15,538,436

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(120,233,439)	(132,315,381)	(67,827,757)
Purchase of equity securities	(743,596)	(1,412,058)	(1,972,576)
Sales of fixed maturities held for investment	—	450,000	—
Sale of fixed maturities available for sale	65,969,712	108,146,942	50,369,530
Sale of equity securities	724,135	1,319,439	1,832,149
Proceeds from maturities of fixed maturities held for investment	3,700,000	4,000,000	3,500,000
Proceeds from maturity and redemption of fixed maturities available for sale	27,054,253	10,322,348	7,043,398
First mortgage loans originated	—	(193,600)	—
Principal collected on first mortgage loans	291,935	511,521	425,627
Net increase in policy loans	(280,953)	(764,365)	(820,239)
Other, net	(41,998)	(191,593)	(223,696)

Net cash used in investing activities	(23,559,951)	(10,126,747)	(7,673,564)

Cash flows from financing activities:
Cash dividends paid	(1,019,975)	(1,019,980)	(1,019,108)
Purchase of treasury stock	(57,126)	(116,949)	(96,067)

Net cash used in financing activities	(1,077,101)	(1,136,929)	(1,115,175)

Net (decrease) increase in cash and cash equivalents	(9,456,988)	5,726,260	6,749,697
Cash and cash equivalents:
Beginning of year	18,913,861	13,187,601	6,437,904

End of year	$9,456,873	18,913,861	13,187,601

Supplemental disclosures of cash paid during the year – income taxes	$1,930,000	1,825,000	1,705,292

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2003	2002	2001
Net income	$5,282,301	7,308,874	6,445,672

Other comprehensive income before tax:
Unrealized gains on securities available for sale	1,004,399	4,881,177	4,120,265
Reclassification adjustment for realized gains included in net earnings	(1,837,845)	(1,036,704)	(27,501)

Total other comprehensive (loss) income before tax	(833,446)	3,844,473	4,092,764
Income tax (benefit) expense related to items of other comprehensive (loss) income	(315,087)	1,436,218	1,558,113

Other comprehensive (loss) income, net of tax	(518,359)	2,408,255	2,534,651

Total comprehensive income	$4,763,942	9,717,129	8,980,323

See accompanying notes to consolidated financial statements.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

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

It was announced on December 30, 2003 that the Cotton States Insurance Group (which includes the Company and Cotton States Mutual Insurance Company) and COUNTRY Insurance & Financial Services (“COUNTRY”), located in Bloomington, Illinois, entered into definitive agreements regarding the acquisition of the Company by merger. Under the Agreement and Plan of Merger, the Company’s shareholders will receive $20.25 cash for each share of outstanding common stock of the Company. As a result, the Company will become a privately-held company. Subject to regulatory approval, shareholder approval, and other conditions to closing set forth in the Agreement and Plan of Merger, it is anticipated that the transaction will close during the second quarter of 2004.

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
December 31, 2003

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

Deferred Policy Acquisition Costs

The costs of acquiring most new life business are deferred and amortized with interest over the premium-paying period of the related policies. For individual life policies, such amounts are amortized in proportion to the ratio of the annual premium income to the total anticipated premium income. Such anticipated premium income is estimated using the same assumptions used for computing future policy benefits. For universal life policies, deferrable costs are amortized in proportion to the ratio of the contract’s annual gross profits to total anticipated gross profits. First-year excess expense charges are also deferred and accreted to income in the same manner as deferrable costs are amortized. Total anticipated gross profits are based on assumptions for investment margins, surrender charges, mortality charges, and level expense loads. The principal expenses deferred are commissions and certain expenses of the product development, policy issue, underwriting, and agency departments, all of which vary with and are primarily related to the production of new business. Policy acquisition costs deferred were approximately $11,064,000 in 2003, $10,215,000 in 2002, and $9,831,000 in 2001.

Cash and Cash Equivalents

For purposes of presenting its statements of cash flows, the Company considers all short-term investments to be cash equivalents. Short-term investments have original maturity dates of less than three months.

Investments

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

Fixed maturities held for investment are stated at amortized cost. Fixed maturities available for sale are stated at fair value. The cost of securities sold is determined by the specific identification method. First mortgage loans are stated at their aggregate unpaid balance. Policy loans are stated at their aggregate unpaid balance and short-term investments are stated at cost.

Investments deemed to have a loss in value which is other-than-temporary are written down to their fair value. Unrealized gains and losses on fixed maturities available for sale are excluded from earnings and are reported within shareholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes and amounts attributable to the Company’s universal life and annuity products.

Income Taxes

The Company, CSI, and CSMR file a consolidated federal income tax return. Income tax expense allocation is based upon separate return calculations with credit for current losses. Inter-company balances are settled annually.

Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock based compensation. As such, compensation expense would generally only be recorded if the current market price of the underlying stock on the date of grant exceeded the exercise price.

Earnings Per Share

The following table summarizes information relating to the calculation of basic and diluted earnings per share of common stock:

	Years ended December 31,
	2003		2002		2001
	Income	Shares	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Data for Basic EPS calculation	$5,282,301	6,323,526	$7,308,874	6,337,387	$6,445,672	6,342,817
Effect of dilutive securities:
Options	—	75,533	—	1,239	—	13,898
Restricted stock	—	232,827	—	156,041	—	163,218

Data for Diluted EPS calculation	$5,282,301	6,631,886	$7,308,874	6,494,667	$6,445,672	6,519,933

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which is effective for financial statements issued after December 15, 2002. The adoption of SFAS No. 148 did not

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

affect the Company’s results of operations or financial position. The Company has complied with the disclosure requirements of SFAS No. 148 in these consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for financial statements issued for periods ending after December 15, 2003. There is no impact on the Company’s financial position or results of operations for 2003 under FIN 46. The Company also expects no impact in future periods under FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidelines, could be accounted for as equity, but now must be classified as liabilities in the statement of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

(2)	Investments

The amortized cost and estimated fair values of investments in debt and equity securities as of December 31, 2003 and 2002 are as follows:

	2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Held for investment:
Corporate securities	$3,348,373	116,788	—	3,465,161

Available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$36,392,306	968,586	84,250	37,276,642
Corporate securities	93,930,859	3,248,739	170,607	97,008,991
Debt securities issued by foreign governments	5,125,223	48,734	24,297	5,149,660
Mortgage-backed securities	38,970,898	542,474	239,315	39,274,057

Total	$174,419,286	4,808,533	518,469	178,709,350

Equity securities	$2,752,977	522,360	55,908	3,219,429

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

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

Certain fixed maturity and equity securities were in an unrealized loss position, where the Company’s cost basis in the security exceeds the security’s fair market value, at December 31, 2003. The following table summarizes the length of time that those securities have been in a continuous unrealized loss position as of December 31, 2003:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,184,647	84,250	—	—	13,184,647	84,250
Corporate securities	15,907,578	170,607	—	—	15,907,578	170,607
Debt securities issued by foreign governments	2,968,870	24,297	—	—	2,968,870	24,297
Mortgage-backed securities	9,658,334	223,678	282,178	15,637	9,940,512	239,315

Total	$41,719,429	502,832	282,178	15,637	42,001,607	518,469

Equity securities	$321,717	6,329	669,903	49,579	991,620	55,908

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and the length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with the Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list”. As of December 31, 2003 there were no debt or equity securities whose unrealized losses would be deemed by management to be other-than-temporary impairments that have not been recorded.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

	Amortized	Estimated
	cost	fair value
Held for investment:
Due in one year or less	$2,500,044	2,555,865
Due after one year through five years	848,329	909,296

Total	$3,348,373	3,465,161

Available for sale:
Due in one year or less	$3,498,767	3,553,510
Due after one year through five years	68,959,748	70,240,806
Due after five years through 10 years	41,068,161	43,020,226
Due after 10 years	21,921,712	22,620,751
Mortgage-backed securities	38,970,898	39,274,057

Total	$174,419,286	178,709,350

Bonds with an amortized cost of $2,177,000 and $1,914,000 at December 31, 2003 and 2002, respectively, were on deposit with state insurance regulatory authorities in accordance with statutory requirements.

Realized and unrealized gains and losses on investments for the years ended December 31 were as follows:

	2003	2002	2001
Realized gains (losses) on sales, redemptions, and impairment of investments:
Fixed maturities held for investment:
Gross losses:	$—	(49,768)	—

Fixed maturities available for sale:
Gross gains	2,331,433	3,921,917	874,785
Gross losses	(242,386)	(1,602,144)	(709,279)

Net realized gains	2,089,047	2,319,773	165,506

Equity securities:
Gross gains	128,859	158,032	218,976
Gross losses	(380,063)	(939,595)	(356,981)

Net realized (losses)	(251,204)	(781,563)	(138,005)

Net realized losses on other invested assets	—	(451,738)	—

Total	1,837,843	1,036,704	27,501

Changes in unrealized gains (losses):
Fixed maturities held for investment	(159,409)	(131,706)	251,068
Fixed maturities available for sale	(1,858,004)	4,487,058	4,889,813
Equity securities	931,277	(262,887)	(307,128)

Net unrealized (losses) gains	(1,086,136)	4,092,465	4,833,753

Total realized and unrealized gains	$751,707	5,129,169	4,861,254

During 2002 the Company sold a security out of its held-to-maturity portfolio due to evidence of a significant deterioration in the issuer’s creditworthiness. At the time of sale the security had an amortized cost of $499,768. The Company realized a loss of $49,768 on the transaction.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

Details of net investment income are as follows:

	2003	2002	2001
Investment income:
Fixed maturities held for investment	$316,315	670,907	923,838
Fixed maturities available for sale	7,911,200	8,481,253	8,405,376
Equity securities	44,263	42,756	44,357
First mortgage loans	95,206	120,653	166,808
Policy loans	769,469	742,616	675,825
Short-term investments	162,457	166,125	296,987

Total investment income	9,298,910	10,224,310	10,513,191
Less investment expenses	348,180	395,346	230,568

Net investment income	$8,950,730	9,828,964	10,282,623

(3)	Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Short-Term Investments

The carrying amount of cash and short-term investments is a reasonable estimate of fair value due to the short-term nature of the investments.

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

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

The estimated fair values and carrying values of the Company’s financial instruments at December 31, 2003 and 2002 are the same except for investment securities which are detailed in footnote 2 and mortgage loans as follows:

	Mortgage loans
	Carrying	Fair
	amount	value
2003	$1,028,395	$1,057,625
2002	1,320,330	1,405,337

(4)	Future Policy Benefits and Reinsurance

The composition of future policy benefits, and the significant assumptions used in their development, are as follows (dollars in thousands):

	Future policy benefits		Assumptions
			Years
Line of business	2003	2002	of issue	Interest rates	Mortality	Withdrawals
Life:
Individual	$3,384	3,454	l956-65	4%	l955-60 Basic Table Select and Ultimate	Company experience
Individual	7,797	7,851	l966-79	6.5% - 5% (A)	Same as above	Same as above
Individual	5,039	5,109	l980-88	7.5% - 6% (A)	l965-70 Basic Table Select and Ultimate	Same as above
Individual	37,734	31,472	1989-03	7.5% - 6% (A)	1975-80 Basic Table Select and Ultimate	Same as above
Individual	5,779	5,275	Various	3.5% - 2.5%	Statutory	Same as above
Annuities and universal life	115,312	107,230	Various	6.25% - 4.5%	Accumulated account value	Same as above
Group	5	5	Various	–	Unearned premiums	–

	175,050	160,396
Accident and health – Individual	27	28	Various	3%	–	–

Total future policy benefits	$175,077	160,424

(A)	Interest rates are graded to the ultimate rate in 25 years.

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
December 31, 2003

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

The effect of reinsurance assumed and ceded on certain financial statement accounts is as follows:

	2003	2002	2001
Premiums:
Direct premiums	$39,162,554	36,441,773	33,660,529
Reinsurance assumed	1,451,886	1,201,107	923,435
Reinsurance ceded	(4,732,334)	(4,550,788)	(4,363,227)

Net premiums	$35,882,106	33,092,092	30,220,737

Benefits and claims:
Reinsurance assumed	$1,425,430	1,180,846	903,187

Reinsurance ceded	$4,501,461	3,360,986	4,774,926

(5)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and federal income tax purposes. The net deferred tax liability at December 31, 2003 and 2002 is composed of the tax-effected temporary differences related to the following amounts:

	2003	2002
Deferred tax assets:
Equity securities	$16,124	355,424
Life insurance reserves	6,558,422	6,398,237
Unearned mortality and expense charges	866,808	877,807
Postretirement health benefits liability	67,483	73,025
Deferred compensation	668,891	438,834
Other, net	471,812	290,351

Total deferred tax assets	8,649,540	8,433,678

Deferred tax liabilities:
Fixed maturities available for sale	1,458,622	2,090,343
Deferred policy acquisition costs	19,125,942	17,360,463
Due and unpaid premiums	141,889	118,501
Other, net	24,629	45,555

Total deferred tax liabilities	20,751,082	19,614,862

Net deferred tax liability	$12,101,542	11,181,184

SFAS No. 109, “Accounting for Income Taxes,” specifically identifies certain temporary differences for which deferred tax liabilities are not recognized unless it becomes apparent that those temporary differences will reverse in the foreseeable future. The Company has not recorded a deferred tax liability for one such item entitled “policyholders’ surplus” created by federal income tax regulations in effect prior to 1984. Certain untaxed income accumulated in this special memorandum tax account

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

will become taxable if distributions, other than stock dividends, are made in excess of certain amounts accumulated in another special memorandum tax account entitled “shareholders’ surplus.” The balance in the “policyholders’ surplus” account at December 31, 2003 was $58,492,000. The balance in the “shareholders’ surplus” account at December 31, 2003 was $4,203,000. The Company does not anticipate any of the “policyholders’ surplus” account becoming taxable in the foreseeable future.

In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has concluded that it is more likely than not that all of its deferred tax assets are realizable. Therefore, no valuation allowance was established at December 31, 2003 and 2002.

Federal income tax expense is less than amounts determined by multiplying earnings before federal income taxes by the federal tax rate of 35%. The reasons for such difference and the tax effect of each are as follows:

	2003	2002	2001
Federal income tax expense at statutory rate	$2,745,194	3,594,411	3,102,595
Special deduction available to small life insurance companies	(167,444)	(608,987)	(611,156)
Surtax exemption	(39,741)	(49,546)	(71,184)
Other, net	23,101	24,993	(1,371)

Total Federal income taxes	$2,561,110	2,960,871	2,418,884

(6)	Retirement Plans, Other Postretirement Benefit Plans and Deferred Compensation Plans

The Company, in conjunction with Cotton States Mutual (“Mutual”) and Shield Insurance Company (“Shield”), its affiliates, sponsors a non-contributory defined benefit pension plan covering all eligible employees. Plan benefits are based on the age of the employee, the employee’s average salary for the highest five consecutive years of compensation and the employee’s years of service. The Company’s funding policy is to make annual contributions sufficient to fund the plan’s normal cost (current service cost) plus amortization of the unfunded prior service cost. The Company and its affiliates are charged the allocable share of such contributions based on their proportionate share of payroll.

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

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

The following table summarizes plan assets, obligations, and pension cost of the pension plan and other postretirement benefit plan as of December 31, 2003 and 2002:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$2,264,789	2,169,044	$126,754	144,591
Benefits accrued/service cost	68,513	93,977	—	—
Interest	151,362	147,301	8,161	10,483
Actuarial gain or loss	206,714	(85,080)	(16,355)	(7,908)
Benefits paid	(303,866)	(60,453)	(11,417)	(20,412)

Benefit obligation at end of year	$2,387,512	2,264,789	$107,143	126,754

Change in plan assets:
Fair value of plan assets at beginning of year	$1,492,616	1,425,129	$—	—
Actual return on plan assets	333,110	127,940	—	—
Employer contributions	30,862	—	—	—
Benefits paid	(303,866)	(60,453)	—	—

Fair value of plan assets at end of year	$1,552,722	1,492,616	$—	—

Funded Status:
Funded status	$(834,790)	(772,173)	$(107,143)	(126,754)
Unamortized prior service cost	36,654	40,615	—	—
Unrecognized net gain or loss	125,792	127,887	(101,697)	(92,466)

Accrued liabilities	$(672,344)	(603,671)	$(208,840)	(219,220)

Benefit obligation for non-vested employees	$42,234	25,020	$—	—

The accumulated benefit obligation of the pension plan was $2,055,103 and $1,938,297 at December 31, 2003 and 2002, respectively.

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$68,513	93,977	93,563	$—	—	3,010
Interest cost	151,362	147,301	135,507	8,161	10,483	11,383
Expected return on plan assets	(124,301)	(127,065)	(130,659)	—	—	—
Amortization of unrecognized transition asset	—	(2,000)	(8,000)	—	—	—
Amount of unrecognized gains and losses	—	—	—	(7,124)	(6,483)	(14,393)
Amount of prior service cost recognized	3,961	3,961	2,936	—	—	—

Total net periodic benefit cost	$99,535	116,174	93,347	$1,037	4,000	—

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

The following table summarizes weighted average assumptions used to determine benefit obligations and net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate at December 31 used to determine benefit obligations	6.25%	7.00%	7.25%	6.25%	6.75%	7.25%
Discount rate at January 1 used to determine net periodic benefit cost	7.00	7.25	7.50	6.75	7.25	7.50
Rate of compensation increase	3.00	5.00	5.00	—	—	—
Expected long-term rate of return on plan assets	8.50	9.00	9.00	—	—	—

The Company selects the expected long-term rate-of-return assumption in consultation with the plan’s investment advisors and the plan’s consulting employee benefit actuary. The rate is intended to reflect the average rate of earnings to be earned on the plan’s invested assets sufficient to provide expected plan benefits. The return assumptions are based on the long-term behavior of financial indices over full market cycles. Undue weight is not given to recent experience with higher significance placed on current forecasts of future long-term economic conditions. Consideration is given to the potential impact of current and future investment policy, cash flows into and out of the plan, and expenses (both investment and non-investment) typically paid out of plan assets to the extent such expenses are not explicitly estimated within periodic costs.

Assumed health care trend rates at December 31 are as follows:

	2003	2002
Health care cost trend rate assumed for next year	6.25%	5.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.75%	5.25%
Year that the trend rate reaches the ultimate trend rate	2004	2003

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percent annual increase in assumed health care cost would increase the accumulated postretirement benefit obligation at December 31, 2003 by approximately $7,000 and the service and interest cost components of the net periodic postretirement benefit cost for 2003 by $500. A one percent annual decrease in the assumed health care costs would decrease the accumulated postretirement benefit obligation at December 31, 2003 by approximately $6,500 and the service and interest components of the net periodic postretirement benefit cost by $400.

On December 8, 2003 the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. In accordance with Financial Staff Position No. FAS 106-1, any measure of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s financial statements or accompanying notes do not reflect the effects of the Act on the other postretirement benefit plan.

Specific authoritative guidance on the accounting for the federal subsidy created by the Act is pending and that guidance, when issued, could require the Company to change previously reported information.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

There may also be additional requirements of the Act, such as amending the Company’s plan, in order for the Company to benefit from the new legislation.

Plan Assets

The investment objective of the Company’s pension plan is to achieve a 3.5% premium over the rate of inflation on a total return basis. The rate of inflation is defined as the Consumer Price Index and the time horizon is five years on a rolling basis. The Company’s risk management practices include monitoring of the plan’s actuarial assumptions for investment return and adjusting the investment objectives accordingly.

The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at
	December 31
Asset Category	2003	2002
Equity securities	50%	52%
Debt securities	40	39
Real estate	5	5
Other	5	4

Total	100%	100%

The Company has examined various asset allocation structures, through consultation with the plan’s external investment advisors, and has determined the following target allocations to be best suited to meet the long-term objectives of the plan:

	Normal	Minimum	Maximum
Large cap equity	35%	5%	50%
Fixed maturity	45%	10%	55%
Cash equivalents	5%	5%	10%
International equity	5%	—	10%
Real estate	5%	—	10%
Small cap equity	5%	—	10%

Permitted and Prohibited Investments of the Plan

Equity holdings: Securities which are broadly classified as investment grade issues, regardless of whether or not they are listed on a recognized stock exchange, are eligible for inclusion in the plan’s portfolio. The market value of any one company holding shall not exceed 10% of the total market value of equities held in the portfolio. Convertible securities are permitted if their credit quality rating from a recognized rating service is not lower than BB.

Fixed maturity holdings: Marketable issues are desired so the portfolio can be actively managed. Fixed maturity holdings should be reasonably diversified to the extent that it is prudent to do so without requiring the plan’s investment manager to purchase “odd lots.” The fixed maturity holdings should be comprised of high quality issues that have a credit rating of no less than investment grade

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

from any of the nationally recognized rating services. No one company’s aggregate debt and equity holdings in the plan shall exceed 10% of the total plan’s market value.

Cash equivalents: The following short-term investment vehicles are acceptable: U.S. Government issues, commercial paper rated A-1 by Standard & Poor’s and P-1 by Moody’s, certificates of deposit of bank and savings and loan institutions with listed deposits in excess of $500 million, repurchase agreements with banks provided the agreement is fully collateralized, no-load mutual funds, Euro-dollar certificates of deposit, and Banker Acceptance notes.

Prohibited investments: The following categories of securities are not permitted by the plan: short sales, margin purchases or lending or borrowing money, letter stock, private placements or direct placements, commodities, securities of the plan’s asset manager, custodian, their parent, or subsidiaries as well as the securities of the Company or its subsidiaries.

Cash Flows

The Company expects to contribute $126,000 to its pension plan and $8,400 to its other postretirement benefits plan in 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
2004	$90,400	$8,400
2005	112,000	8,700
2006	115,700	9,000
2007	123,900	9,300
2008	125,900	9,500
Years 2009 - 2013	753,100	48,800

The Company also sponsors a defined contribution plan for the benefit of the Company’s employees and the employees of affiliated companies. Matching contributions by the Company vary and are determined by the Company’s prior year profitability measured by return on equity. The Company’s matching contributions were $14,706 in 2003, $26,664 in 2002 and $38,000 in 2001.

(7)	Transactions with Affiliates

Mutual, through its wholly-owned subsidiary, Shield, controls approximately 33% of the Company’s outstanding common stock. In addition, most of the officers and directors of the Company hold similar positions with these affiliates.

Certain general expenses are allocated to the Company from its affiliates. These expenses, such as salaries, advertising, rents, etc., represent the Company’s share of expenses initially paid by Mutual and are allocated based on specific identification or, if undeterminable, generally on the basis of each company’s premium. Expenses allocated to the Company may not be the same as expenses incurred if the Company operated as a stand-alone entity. Expenditures allocated to the Company amounted to $3,704,114 in 2003, $3,471,048 in 2002 and $3,992,556 in 2001. At December 31, 2003 the Company owed $576,644 to Mutual and at December 31, 2002 the Company was owed $42,469 from Mutual.

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

The Company expensed pension costs of $99,535 in 2003, $116,174 in 2002, and $93,347 in 2001.

Rent for use of software of $106,000 in 2003, 2002, and 2001, has been charged to the affiliated companies.

(8)	Stock-Based Compensation

The Company has various stock option plans for the Company’s officers and key employees, as well as directors.

The Company accounts for its various stock-based compensation as expense, recorded on the grant date only to the extent that the current market price of the underlying stock exceeds the exercise price on the grant date.

Under the employee plan, options may be granted to purchase up to 937,500 shares of the Company’s common stock at a per share price of not less than 100% of fair market value at date of grant. Under the directors’ plan, options are granted based on the level of directors’ fees at a per share price of 50% of fair market value at date of grant. The employee and directors’ options have a term of 10 years and are not subject to any vesting requirements. The weighted-average remaining contractual life on options outstanding at December 31, 2003 is 7.0 years. The weighted-average grant date fair value of options granted during 2003, 2002, and 2001 was $9.28, $9.61, and $7.69, respectively. Stock option transactions are summarized below:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2003	Price	2002	Price	2001	Price
Options outstanding at January 1	104,532	$4.69	87,134	$4.67	70,532	$4.41
Granted	17,290	4.70	17,398	4.80	16,602	5.75

Options outstanding at December 31	121,822	$4.70	104,532	$4.69	87,134	$4.67

Options exercisable at December 31	121,822		104,532		87,134
Options available for grant at December 31	495,357		512,647		530,045

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding and Exercisable

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Price	Outstanding	Life in Years	Price
$0 – 2.40	21,314	2.8	$2.31
3.80 – 4.80	66,221	7.7	4.45
5.75 – 7.63	34,287	6.7	6.67

$0 – 7.63	121,822	7.0	$4.70

In addition to the stock options described above, the Company has awarded nontransferable, restricted shares of Company common stock to various key executives under key executive restricted stock bonus plans. The market value of the common stock at the date of issuance is recorded as compensation expense using the straight-line method over the vesting period of the awards. The Company awarded 57,984, 67,329, and 47,439 shares of restricted stock under such plans during 2003, 2002, and 2001, respectively. The weighted-average grant date fair value of such shares was $9.81, $9.09, and $9.83 respectively. Aggregate compensation expense with respect to the foregoing restricted stock awards was $472,764, $51,553, and $424,726 in 2003, 2002, and 2001 respectively.

In accordance with APB Opinion No. 25, $552,000, $135,000, and $519,000 in compensation expense has been recorded in 2003, 2002, and 2001, respectively, for the various stock option and restricted stock awards granted in 2003, 2002, and 2001. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2003	2002	2001
Net income:
As reported	$5,282,301	7,308,874	6,445,672
Pro forma	5,227,258	7,247,329	6,420,950
Basic net income per share:
As reported	.84	1.15	1.02
Pro forma	.83	1.14	1.01
Diluted net income per share:
As reported	.80	1.13	.99
Pro forma	.79	1.12	.98

The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of five years for options and seven years for restricted stock awarded in 2001, and three years for restricted stock awarded in 2003 and 2002; expected dividend yield of 1.78% for 2003 grants, 1.67% for 2002

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

grants, 1.60% for 2001 grants; risk-free interest rate of 4.0% for 2003, 3.5% for 2002, and 4.5% for 2001; and an expected volatility of 80% for 2003 grants, 66% for 2002 grants, 65% for 2001 grants.

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

Net income and shareholders’ equity, as reported to regulatory authorities in conformity with statutory accounting practices for each of the years in the three-year period ended December 31, 2003 are as follows:

	2003	2002	2001
Statutory net (loss) income	$(495,425)	(256,802)	2,258,801
Statutory shareholders’ equity	$33,538,647	34,859,061	34,431,844

The Georgia Insurance Code limits dividends in any one year to the greater of statutory earnings, excluding realized capital gains, or 10% of statutory surplus, unless the express permission of the Georgia Insurance Department is obtained. Dividend payments to shareholders are further limited by the Georgia Insurance Code to unassigned statutory surplus, which at December 31, 2003 was approximately $27,000,000. The excess of retained earnings determined in accordance with GAAP over unassigned statutory surplus is not available for payment of dividends. The Company may pay a dividend amounting to approximately $2,700,000 in 2004 without prior regulatory approval.

(10)	Litigation

The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions will result in any material loss to the Company.

(11)	Business Segments

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
December 31, 2003

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

	2003	2002	2001
Individual life insurance:
Premiums	$19,979,437	19,347,710	18,658,255
Net investment income	7,905,844	8,857,310	9,458,445
Net realized investment gains	1,624,312	935,571	24,969

Total revenue	29,509,593	29,140,591	28,141,669
Policyholder benefits and claims	10,606,712	9,478,267	8,821,942
Interest credited	5,912,341	5,904,423	5,527,001
Amortization of deferred policy acquisition costs	2,829,148	2,084,635	3,248,281
Other operating expenses	6,350,370	5,143,895	5,257,470

Total benefits and expenses	25,698,571	22,611,220	22,854,694

Segment profit before income taxes	3,811,022	6,529,371	5,286,975

Guaranteed issue and simplified issue life insurance:
Premiums	14,358,260	12,438,241	10,529,996
Net investment income	1,036,838	952,774	775,780
Net realized investment gains	213,531	101,134	2,532

Total revenue	15,608,629	13,492,149	11,308,308
Policyholder benefits and claims	11,311,624	9,332,175	7,656,444
Amortization of deferred policy acquisition costs	2,262,856	1,676,350	1,218,431
Other operating expenses	1,854,716	2,001,826	1,913,723

Total benefits and expenses	15,429,196	13,010,351	10,788,598

Segment profit before income taxes	179,433	481,798	519,710

Brokerage:
Brokerage commissions	4,906,455	4,242,470	4,190,482
Net investment income	8,047	18,880	48,397
Net realized investment gains	—	—	—

Total revenue	4,914,502	4,261,350	4,238,879
Operating expenses	1,003,102	966,955	1,106,448

Segment profit before income taxes	3,911,400	3,294,395	3,132,431

Combined segment profit before income taxes	7,901,855	10,305,564	8,939,116
Group life insurance and individual accident and health results	(58,444)	(35,819)	(74,560)

Income before federal income taxes	$7,843,411	10,269,745	8,864,556

COTTON STATES LIFE INSURANCE COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003

(12)	Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the three years ended December 31, 2003.

2003 quarter ended	March 31	June 30	September 30	December 31
Premiums	$8,198,949	8,824,057	8,776,978	10,082,122
Net investment income, realized investment gains and brokerage income	3,790,953	4,099,239	3,688,874	4,115,962

Total revenue	11,989,902	12,923,296	12,465,852	14,198,084

Benefits and expenses	9,721,412	10,621,985	9,798,364	13,591,962

Net income	1,561,736	1,570,852	1,884,874	264,839

Basic income per share of common stock	$.25	.25	.30	.04
Diluted income per share of common stock	.24	.23	.29	.04

2002 quarter ended	March 31	June 30	September 30	December 31
Premiums	$7,666,317	8,007,993	8,060,634	9,357,148
Net investment income, realized investment gains and brokerage income	3,637,194	3,503,033	4,232,362	3,735,549

Total revenue	11,303,511	11,511,026	12,292,996	13,092,697

Benefits and expenses	9,074,595	9,226,686	9,456,105	10,173,099

Net income	1,531,168	1,693,718	2,022,074	2,061,914

Basic income per share of common stock	$.24	.27	.32	.33
Diluted income per share of common stock	.24	.26	.31	.32

2001 quarter ended	March 31	June 30	September 30	December 31
Premiums	$7,031,353	7,142,797	7,562,016	8,484,571
Net investment income, realized investment gains and brokerage income	3,460,539	3,743,105	3,751,475	3,545,487

Total revenue	10,491,892	10,885,902	11,313,491	12,030,058

Benefits and expenses	8,894,448	8,595,265	8,750,623	9,616,451

Net income	1,021,054	1,701,120	1,966,038	1,757,460

Basic income per share of common stock	$.16	.27	.31	.28
Diluted income per share of common stock	.16	.26	.30	.27

Note - Failure of individual quarterly income per share to total to annual income per share results from the computation of weighted average number of shares on an individual quarterly basis.

The fourth quarter results for the three years include participation in federally sponsored group pools as follows:

	2003	2002	2001
Premiums	$1,451,886	1,201,459	923,435
Benefits	1,425,430	1,180,846	903,187

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have audited the accompanying consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotton States Life Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 13, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cotton States Life Insurance Company:

We have audited the accompanying consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income of Cotton States Life Insurance Company and subsidiaries (the “Company”) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cotton States Life Insurance Company and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Atlanta, Georgia
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

The Company’s consolidated financial statements for the years ended December 31, 2003 and 2002 have been audited by independent auditors, Ernst & Young LLP. The Company’s consolidated financial statements for the year ended December 31, 2001 have been audited by independent auditors, KPMG LLP. Their roles are to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and render an independent and professional opinion on management’s consolidated financial statements. The auditors’ reports on the Company’s consolidated financial statements appear on the previous two pages.

The Board of Directors, through its audit committee comprised of outside directors, monitors management’s financial reporting. The independent auditors have direct access to the audit committee and meet with the committee periodically to discuss the scope of each audit, the results of the audit and other matters which they believe should be brought to the committee’s attention.

/s/ J. Ridley Howard	/s/ William J. Barlow

J. Ridley Howard	William J. Barlow, CPA
Chairman of the Board,	Vice President of Finance
President and Chief	and Assistant Treasurer
Executive Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a report on Form 8-K on August 22, 2002 relating to the change in its certifying accountant to Ernst & Young LLP for the year ending December 31, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Vice President of Finance and Assistant Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Vice President of Finance and Assistant Treasurer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls. There has been no significant change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Terms Expiring 2004 Annual Meeting

J. RIDLEY HOWARD
Director Since 1989
Age 56

Since 1998, Mr. Howard has been the Chairman of the Board of Directors of the Company, Mutual, CSI, CSMR and Shield. He has served as President and Chief Executive Officer of the Company, Mutual, CSI, CSMR, and Shield since 1989. Mr. Howard held various other offices with the Company and its affiliates prior to January 1, 1989. Mr. Howard is a member of the Executive Committee of the Board of Directors of the Company. Mr. Howard is a member of the Board of Directors of Piedmont Bank of Georgia.

CAROL D. CHERRY
Director Since 1996
Age 56

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
Age 55

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

Terms Expiring 2005 Annual Meeting

MATHEWS D. SWIFT
Director Since 1997
Age 56

Since 1998, Mr. Swift has been the President and Chief Operating Officer of W. C. Bradley Co., Real Estate Division and President of Developers-Investors, Inc., a subsidiary of W. C. Bradley Co. From 1986 to 1997, Mr. Swift was the Vice President and General Manager of W. C. Bradley Co., Real Estate Division. Mr. Swift serves as a member of the Audit Committee and the Investment Committee of the Board of Directors of the Company. Mr. Swift also is a member of the Board of Directors of Mutual, CSMR, Swift-Illges Foundation, Northstar Industries, Inc., and he serves as a director of the Advisory Board of Columbus Bank & Trust Company, an affiliate of Synovus Financial Corporation.

GAYLORD O. COAN
Director Since 1995
Age 68

From 1995 until his retirement in July 2001, Mr. Coan served as Chief Executive Officer of Gold Kist, Inc. Mr. Coan is Chairman of the Executive Committee and is a member of the Audit Committee and the Compensation Committee of the Board of Directors of the Company. Mr. Coan also is a member the Board of Directors of Mutual and Imperial Sugar Company.

E. JENNER WOOD, III
Director Since 1991
Age 52

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

Terms Expiring 2006 Annual Meeting

ROBERT C. McMAHAN
Director Since 1987
Age 63

Since 1994, Mr. McMahan has been President and Chief Executive Officer of Golden Point Group, Inc., a Georgia corporation. Mr. McMahan was President and CEO of Fernbank, Inc., d/b/a Fernbank Museum of Natural History through November, 1994. Mr. McMahan was Vice Chairman of First Union National Bank of Georgia through September 1993. Mr. McMahan was Chairman, Chief Executive Officer and a director of DF Southeastern Inc., prior to January 15, 1993, and of Decatur Federal Savings & Loan Association prior to March 1, 1993, and was President of each entity prior to April 1989. Mr. McMahan is Chairman of the Compensation Committee and serves as a member of the Executive Committee of the Board of Directors of the Company. Mr. McMahan also is a member of the Board of Directors of Mutual, CSMR, First Union National Bank of Georgia, Golden Point Group, Inc., Integration Solutions Group, LLC, Piedmont Community Bank, United Commercial Bank, and Mountain Heritage Bank, in organization.

THOMAS A. HARRIS
Director Since 1995
Age 55

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

OTHER INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

During 2003, the Board of Directors held nine meetings. Each director attended at least 75% of the aggregate meetings of the Board of Directors and meetings of committees of which he or she was a member. The Board of Directors has four standing committees. Certain information regarding the function of the Board’s committees, and the number of meetings held by each committee during 2003, is presented below.

Audit Committee

The Audit Committee annually reviews and appoints the certified public accounting firm to be engaged as independent auditors of the Company for the next calendar year. Management is responsible for the Company’s internal controls, financial reporting process and compliance with the laws and regulations and ethical business standards. The independent accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. Each member of the Audit Committee is independent, as such term is defined under applicable NASD rules. During 2003, the Audit Committee held three meetings.

The Board of Directors of the Company has determined that the Company does not have an “audit committee financial expert,” within the meaning of Item 401(h) of Regulation S-K, serving on the Audit Committee. The Company believes that each member of the Audit Committee is financially literate and possesses sufficient experience, both professionally and by virtue of his or her service as a director and member of the Audit Committee, to be fully capable of discharging his or her duties as a member of the Audit Committee. However, none of the members of the Audit Committee has a professional background in accounting or preparing, auditing, analyzing or evaluating financial statements. If the Audit Committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K.

Compensation Committee

The Compensation Committee periodically reviews the compensation and other benefits provided to officers of the Company and advises the Board of Directors with respect to compensation for the officers of the Company. During 2003, the Compensation Committee held two meetings.

Investment Committee

The Investment Committee reviews the Company’s investments and advises the Board of Directors with respect to such investments. During 2003, the Investment Committee held four meetings.

Executive Committee

The Executive Committee is authorized to act on behalf of the Board of Directors on all matters that may arise between regular meetings of the Board of Directors upon which the Board of Directors would be authorized to act, including the nomination of directors. During 2003, the Executive Committee held four meetings.

Identification of Executive Officers

The executive officers of the Company, their respective ages and all positions and offices with the Company held by each are as follows:

		Year Elected
Name	Age	as an Officer	Position or Office
J. Ridley Howard	56	1984	Chairman of the Board, President and Chief Executive Officer

Harry V. Scott, Jr.	56	1990	Senior Vice President

William J. Barlow	53	1986	Vice President of Finance and Assistant Treasurer

Wendy M. Chamblee	54	1986	Vice President – Human Resources, Corporate Communications and Corporate Secretary

Norma Y. Christopher	54	1987	Vice President – Life Actuary

W. Michael Cook	52	1994	Vice President – Marketing

J. Ridley Howard was elected Chairman of the Board of Directors of the Company, Mutual, Shield, CSI, and CSMR, effective January 1, 2001. Mr. Howard continues to hold the offices of President and Chief Executive Officer of the Company, Mutual, Shield, CSI, and CSMR, which he has held since 1989.

Harry V. Scott was elected Senior Vice President of the Company, Mutual, and Shield, a position he has held since July 7, 2001. Mr. Scott was Vice President of Marketing for the five years preceding his election as Senior Vice President of the Company, Mutual, and Shield.

William J. Barlow was elected Vice President of Finance and Assistant Treasurer of the Company, Mutual, Shield, CSI, and CSMR, a position he has held since 2002. Mr. Barlow was Vice President – Controller for the five years preceding his election as Vice President of Finance and Assistant Treasurer.

Norma Y. Christopher was elected Vice President – Life Actuary of the Company, a position she has held since 1987.

W. Michael Cook was elected Vice President – Marketing for the Company, Mutual, and Shield, a position he has held since July 9, 2001. Mr. Cook was Vice President – Underwriting for Mutual and Shield for the five years preceding his election as Vice President – Marketing for the Company, Mutual, and Shield.

Officers are elected at the meeting of the Board of Directors following the Annual Meeting of Shareholders to serve for one year or until their successors are elected.

Code of Ethics

The Company’s Code of Ethics applies to all of the Company’s directors, executive officers and employees. The Code of Ethics is available on the Company’s website at www.cottonstatesinsurance.com under the heading “Investment Information.” The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of its Code of Ethics, on the Company’s website within 5 business days following such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)			Long Term Compensation
Name and				Restricted	All Other
Principal Position	Year	Salary	Bonus	Stock Awards(2)	Compensation(3)
J. Ridley Howard	2003	$55,240	$—	$—	$297
Chairman, President, and CEO	2002	56,043	90,965	270,207	276
	2001	52,602	95,424	239,594	642
Harry V. Scott, Jr.	2003	$28,474	$—	$—	$297
Senior Vice President	2002	28,888	35,420	92,832	276
	2001	22,814	27,264	72,274	642
Norma Y. Christopher	2003	$131,000	$—	$—	$1,581
Vice President and Actuary	2002	131,000	16,905	45,295	4,095
	2001	132,769	19,766	22,718	4,980

(1)	The salaries of certain executive officers of the Company are prorated among the Company, Mutual, and Shield, based upon the relative premium income of each entity. Ms. Christopher’s compensation is allocated entirely to the Company. Total compensation of the Company’s named executive officers for 2003 from all affiliated corporations was $813,581, of which the Company paid $216,889.

(2)	The aggregate restricted stock holdings at the end of 2003 for Messrs. Howard and Scott were

145,682 and 38,974 shares with values of $2,872,849 and $768,567, respectively, based upon the value of the Company’s Common Stock at December 31, 2003. Dividends on stock awards are paid at the same rate as paid to all share owners.

(3)	This amount equals the Company’s 401(k) matching contribution, which is allocated on the same prorated basis as salaries.

Compensation Pursuant to Plans

Pension Plan

The Company is a participating employer in the Cotton States Employee Retirement Income Plan (the “Pension Plan”), which is a qualified pension plan sponsored jointly with Mutual. The Pension Plan covers all of the Company’s salaried employees.

The Pension Plan provides a retirement income benefit at age 65 which is based on the employee’s number of years of service (maximum 35 years) and average earnings during the five consecutive years (in the last ten years of employment) in which the earnings are highest. Age 65 retirement benefit is derived as the sum of (i) the product of the number of years of service times 85% of average earnings and (ii) the product of the number of years of service times 55% of “excess average earnings.” Excess average earnings is the amount, if any, by which the average earnings for a participant exceeds the 35 year average maximum social security taxable wage base for all persons born in the same year as the participant. The Pension Plan also provides an early retirement benefit after age 55, with no reduction in benefit entitlement due to age, when the sum of the employee’s age and years of credited service equals or exceeds 80. If the employee has not obtained 80 points at retirement, the benefits are reduced 5% for each year the retiree’s age is less than 65. The Pension Plan also contains a death benefit for the surviving spouse of an employee (who had at least five years of credited service) which is equal to 50% of the deceased employee’s accrued benefit. If the death occurs after termination from employment and prior to an early retirement date, the spouse’s benefit is reduced as for early retirement income benefits. Accrued benefits under the Pension Plan vest after the employee accrues five years of service.

Supplemental Executive Retirement Plan

The Company adopted the Cotton States Supplemental Executive Retirement Plan (“SERP”) effective January 1, 1992 in order to provide for a supplemental pension plan to replace pension benefits which were affected as a result of amendments to the Internal Revenue Code of 1986, as amended (“IRC”).

The SERP is an agreement between the Company and employees meeting the qualification provisions of the SERP in which the Company provides benefits in excess of the limitations on benefits imposed by the IRC regarding highly compensated employees. The SERP also replaces the pension accruals set forth under the Pension Plan as a result of the new benefit formulas mandated by the IRC which resulted in amendments to the Pension Plan. The SERP incorporates all of the terms and conditions of the Pension Plan and future amendments to the Pension Plan. Mr. Howard is not a participant in the SERP plan.

The following table sets forth the estimated annual benefits payable upon retirement at age 65 under the plans.

PENSION PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
INCOME ANNUAL BENEFITS PAYABLE UPON RETIREMENT AT AGE 65

	Years of service with the
Final average remuneration from	Company and Mutual
the Company and Mutual for the
highest five years	15	20	25	30	35
$125,000	27,300	37,800	48,300	58,800	69,300
$150,000	32,760	45,360	57,960	70,560	83,160
$175,000	38,638	52,920	67,620	82,320	97,020
$200,000	44,888	60,480	77,280	94,080	110,880
$225,000	51,138	68,184	85,230	102,276	110,880
$250,000	57,388	76,517	95,647	114,776	114,776
$300,000	69,888	93,184	116,480	139,776	139,776
$350,000	82,388	109,851	137,313	164,776	164,776
$400,000	94,888	126,517	158,147	189,776	189,776
$450,000	107,388	143,184	178,980	214,776	214,776
$500,000	119,888	159,851	199,813	239,776	239,776

The benefits reflected in the preceding table are in addition to an employee’s social security benefits. The Company has allocated its proportionate share of retirement costs for the officers it shares with Mutual and Shield.

The executive officers named in the summary Compensation Table have been credited with the following years of service: J. Ridley Howard, 22 years; Harry V. Scott, 15 years; and Norma Y. Christopher, 16 years. The compensation covered by the plans for Mr. Howard, Mr. Scott, and Ms. Christopher is based on the same method that salaries are allocated among the Company, Mutual, and Shield.

The estimated annual retirement benefits under the plans for all executive officers of the Company as a group from the participating companies aggregate $242,439. This estimate assumes no change from 2003 salaries, retirement at age 65, and continuous employment with the Company. Estimated annual retirement benefits under the plans attributable solely to service with the Company cannot be stated due to the allocation of service and compensation among the Company and its affiliates.

Incentive Savings Plan

The Company participates in the Cotton States Incentive Savings and Investment 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is a qualified savings incentive plan sponsored by the same companies that sponsor the Company’s Plan. The 401(k) Plan is open to all employees who have completed one year of service and have reached their twenty-first birthday. Eligible employees may contribute from 2% to 10% of their compensation to the 401(k) Plan. The Company makes its matching contribution based only on the first 6% of an employee’s compensation, which is not to exceed a maximum contribution of $12,000 per employee. The match is based on the return on equity of the sponsoring companies. The Company’s contribution will not be less than 20% nor more than 60% of the employee’s contribution eligible for matching. Employees are fully vested in the Company’s contribution to the 401(k) plan after five years of service. Employees are not permitted to withdraw their account before age 59½ except in the event of death, disability, termination of employment, or financial hardship.

Incentive Stock Options

The Company has a qualified incentive stock option plan for its officers and key employees and those of its subsidiaries, CSI and CSMR (the “ISO Plan”). During 2003, no options were granted under the ISO Plan, and at December 31, 2003, there were no options outstanding under the ISO Plan.

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

As of December 31, 2003 a total of 281,250 shares of Company common stock is reserved for issuance under the DSOP (subject to adjustment for subsequent stock splits, stock dividends and certain other changes in the common stock of the Company). Excluding 14,417 options held by retired directors as of December 31, 2003, options to acquire 107,405 shares were outstanding under the DSOP, including 17,287 options to be granted automatically at the 2004 Annual Meeting. Upon the exercise of an option, the Company will issue authorized but previously unissued shares. The exercise prices regarding the options outstanding under the DSOP range from $1.92 to $7.63 per share.

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

Under the terms of the Agreement and Plan of Merger entered into between the Company and COUNTRY, each issued and outstanding vested and exercisable stock option to acquire Company common stock will be cancelled immediately prior to the effective time of the merger and converted into the right to receive for each share covered by the stock option the excess, if any, of $20.25 over the per share exercise price of the stock option, without interest, and net of applicable withholding taxes. Each issued and outstanding unvested stock option and unexercised stock option with a per share exercise price of $20.25 or more will be cancelled without payment. Options to purchase Company common stock issued under the DSOP held by directors of the Company will fully vest and become non-forfeitable upon the merger.

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

The PAR Plan authorizes the Compensation Committee of the Board of Directors to grant awards of shares of common stock of the Company to employees of the Company designated by the Compensation Committee. The Compensation Committee may grant performance share awards in shares of the common stock if the performance of the Company, or any subsidiary, division or affiliate of the Company selected by the Compensation Committee, meets certain goals established by the Compensation Committee during an award period. The Compensation Committee determines the goals, the maximum payment value of an award, and the length of an award. In order to receive payment, a recipient of a performance share award must remain in the employ of the Company until the completion of the award period.

An aggregate of 281,250 shares of common stock of the Company are subject to the PAR Plan. Adjustments will be made in the number of shares subject to an award in the event of any change in the number of shares of common stock outstanding as a result of a stock split or stock dividend, recapitalization, merger, consolidation, or other similar corporate change. The Company has granted 337,298 shares under the PAR Plan of which 0 vested in 2003. In the event of a change of control of the Company, as defined in the PAR Plan, all awards granted prior to the change of control shall immediately vest and the shares subject to the award shall be issued to the recipient of the award. The consummation of the merger between the Company and COUNTRY pursuant to the terms of the Agreement and Plan of Merger will result in a change of control of the Company. As a result, each share of Company common stock (whether vested or unvested) granted under the PAR Plan will be converted into the right to receive $20.25 per share immediately prior to the effective time of the merger.

Awards granted under the PAR Plan provide the recipients with the right to acquire shares of Common Stock as follows:

Year	Number of Shares	Date Granted	Earliest Vesting	Latest Vesting
2001	47,439	2/21/01	2/20/04	2/20/08
2002	52,455	2/26/02	2/25/05	2/25/09
2003	57,984	3/04/03	3/03/06	3/03/10

As of December 31, 2003, the following named executive officers had been granted awards to receive shares pursuant to the PAR Plan:

	Number of Shares Vested	Number of Shares
Name	Including Dividends	Unvested
J. Ridley Howard	0	145,682
Harry V. Scott	0	38,974
Norma Y. Christopher	0	16,870

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

Compensation of Directors

During 2003, no director of the Company received any remuneration from the Company in his or her capacity as a director except for fees, options to receive common stock in lieu of fees pursuant to the DSOP, and reimbursement for expenses incurred in connection with attending directors’ and committee meetings. No director received cash compensation in excess of $23,300 for his or her services as a director during 2003. Each director, other than J. Ridley Howard, is paid an annual stipend of $7,000. Mr. Howard did not receive an annual stipend in 2003. In addition, each director was paid $850 plus travel expenses for each meeting of directors and $700 for each committee meeting of directors attended. Each committee member, other than J. Ridley Howard, received an additional $1,400 as an annual stipend and each committee chairperson received $2,000 as an annual stipend. The aggregate directors’ fees and reimbursable expenses for 2003 totaled $176,613. There were no retirement benefits accrued or set aside during 2003 for any director for his or her services as director. Upon reaching the mandatory retirement age of 72, directors of the Company become directors emeritus and receive stipends ranging from $600 to $11,000 annually for periods ranging from 15 years to life after the date of retirement. In February, 2000, the Board of Directors eliminated the retirement stipends for any director retiring after that date.

In addition to the director compensation payable by the Company as disclosed above, directors who are not employees of the Company are eligible to participate in the DSOP, which was approved by the shareholders of the Company at the 1996 annual meeting. The DSOP, which is administered by the Compensation Committee, permits the grant of stock options to directors of the Company who are not employees of the Company at an exercise price equal to 50% of the current market value at the date of grant as an alternative to the payment of retainer and meeting fees in cash to the directors. Fractional shares are paid in cash. During 2003, certain directors of the Company deferred fees in exchange for remuneration in the form of stock options in lieu of cash to be granted at the 2004 annual meeting. Pursuant to the terms of a side letter agreement to the Agreement and Plan of Merger entered into between the Company and COUNTRY, however, the directors who deferred fees in exchange for stock options pursuant to the DSOP will receive a cash payment from the Company in lieu of stock options for services rendered during 2003. Such cash payment will be in a per-share amount equal to the difference between (a) the per share exercise price of the stock options had such stock options been granted at the 2004 annual meeting and (b) the per-share amount to be paid to holders of stock options pursuant to the terms of the Agreement and Plan of Merger (i.e. $20.25). The table below summarizes the amount certain directors will be entitled to receive from the Company in the form of a cash payment in lieu of stock options for services rendered during 2003:

			EXCESS OF
		OPTION	$20.25 OVER	OPTIONS
	FEES	PRICE PER	OPTION PRICE	TO BE	TOTAL CASH
NAME	DEFERRED	SHARE	PER SHARE	GRANTED	PAYMENT
Cherry, Carol D.	$10,050	$4.77	$15.48	2,105	$32,585.40
Coan, Gaylord O.	$22,600	$4.77	$15.48	4,736	$73,313.28
Harris, Thomas A.	$11,650	$4.77	$15.48	2,440	$37,771.20
McMahan, Robert C.	$19,000	$4.77	$15.48	3,982	$61,641.36
Pittard, Darrell D.	$19,200	$4.77	$15.48	4,024	$62,291.52

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

Employment Agreements

The Company has entered into a Management Agreement with Norma Christopher which entitles her to severance benefits if her employment with the Company is terminated in certain circumstances. The Management Agreement is for a one-year term, and automatically renews for successive one-year terms unless either party to the agreement notifies the other party prior to the end of the then current term. Ms. Christopher is entitled to severance benefits if, following a “change in control,” the Company terminates her employment without cause or if Ms. Christopher “involuntarily terminates” her employment. For purposes of the Management Agreement, an “involuntary termination” means Ms. Christopher’s termination of employment following: change of her responsibilities, position, authority or duties; reduction in her compensation or benefits; or a forced relocation. The merger between the Company and COUNTRY will constitute a “change in control” under Ms. Christopher’s Management Agreement. The severance benefits consist of an amount equal to one times Ms. Christopher’s average earnings for the 1998 through 2002 calendar years. For purposes of the Management Agreement, Ms. Christopher’s “average earnings” are $171,559, which includes salary, bonuses, long term incentive payments and other direct or imputed compensation. Any severance benefits paid under the Management Agreement are in lieu of the Company’s standard severance pay policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below sets forth certain information about persons or entities known by the Company to own beneficially more than 5% of the Company’s common stock, as of March 26, 2004. Except as noted below, the Company believes that each of the persons or entities listed has sole investment and voting power with respect to the shares included in the table.

		Percent
Name and Address	Number of Shares Owned(1)	of Class
Shield Insurance Company (2) 244 Perimeter Center Parkway Atlanta, Georgia 30346	2,102,385	33.2

Fidelity Management & Research Company,	612,500	9.7
a wholly owned subsidiary of FMR Corporation
82 Devonshire Street Boston, Massachusetts 02109

(1)	Under the rules of the U. S. Securities and Exchange Commission, a person is deemed to be beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that such a person has the right to acquire beneficial ownership of within 60 days as well as any securities owned by such person’s spouse, children or relatives living in the same household. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(2)	Shield is a wholly owned subsidiary of Mutual. The Board of Directors of Mutual is identical to the Board of Directors of the Company. Pursuant to the terms of the Amended and Restated Stockholder Agreement entered into between the Company, Shield, and COUNTRY in connection with the merger between the Company and COUNTRY, COUNTRY has shared beneficial ownership of the shares beneficially owned by Shield.

Security Ownership of Management

The following table sets forth certain information about beneficial ownership of the Company’s common stock of each director and executive officer of the Company and directors and officers as a group as of March 26, 2004. All shares are owned outright without shared voting and investment power except as set forth below.

Name of Beneficial Owner:	Amount and Nature of
Directors	Beneficial Ownership		Percent of Class
Carol D. Cherry	675	(1)	*
Gaylord O. Coan	500	(2)	*
Thomas A. Harris	5,187	(3)	*
J. Ridley Howard	81,994	(4)	1.3
Robert C. McMahan	2,109	(5)	*
Darrell D. Pittard	2,000	(6)	*
Mathews D. Swift	875	(7)	*
E. Jenner Wood, III	1,405		*
Named Executive Officers
Harry V. Scott	6,000	(8)	*
Norma Y. Christopher	16,503	(9)	*
All Executive Officers and Directors as a Group (10)
(13 persons)	125,202		2.0

(*)	Less than 1% not applicable.

(1)	Does not include options to acquire 10,157 shares previously granted under the DSOP.

(2)	Does not include options to acquire 26,384 shares previously granted under the DSOP.

(3)	Does not include options to acquire 14,997 shares previously granted under the DSOP.

(4)	Does not include 145,682 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(5)	Does not include options to acquire 21,257 shares previously granted under the DSOP.

(6)	Does not include options to acquire 5,979 shares previously granted under the DSOP.

(7)	Does not include options to acquire 11,344 shares previously granted under the DSOP.

(8)	Does not include 38,974 shares plus accrued dividends awarded under the PAR Plan that have not vested.

(9)	Does not include 16,870 shares plus accrued dividends awarded under the PAR plan that have not vested.

(10)	Does not include 232,827 shares plus accrued dividends awarded under the PAR Plan that have not vested which would increase the percentage of outstanding shares for all officers and directors as a group to 5.7%. Also does not include options to acquire 90,118 shares previously granted under the DSOP.

Changes in Control

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about Common Stock that may be issued upon the exercise of options, warrants, and rights under all existing equity compensation plans as of December 31, 2003.

Number of
	securities to be	Weighted-	Number of securities remaining
	issued upon	average exercise	available for future issuance
	exercise of	price of	under equity compensation
	outstanding	outstanding	plans (excluding securities
Plan Category	options	options	reflected in 1st column)
Equity compensation plans approved by Security holders	121,822	$4.70	495,357
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	121,822	$4.70	495,357

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Shield, which is wholly owned by Mutual, owns 2,102,385 shares or 33.2% of the outstanding common stock of the Company. See Item 12.

Certain general expenses are allocated to the Company by Mutual. These expenses such as salaries, advertising, rents, and related expenses, represent the Company’s share of expenses initially paid by Mutual and are allocated based on specific identification or, if indeterminable, generally on the basis of each company’s premium income. Expenditures allocated to the Company amounted to $3,704,114 in 2003. See Item 1.

Gaylord O. Coan, a director of the Company, served as President and CEO of Gold Kist, Inc. through July 2001. Gold Kist, Inc. owns no stock of the Company. The Company shares offices with Mutual and Shield in a building owned by a partnership of Mutual and Gold Kist, Inc. The Company is not a partner in the partnership which owns the building and has no equity interest in the building.

Gaylord O. Coan, a director of the Company, served as a director of SunTrust Bank, Atlanta. E. Jenner Wood, III, a director of the Company, serves as an executive officer of SunTrust Bank, Central Group. SunTrust Banks, Inc. received fees from the Company in 2003 for services rendered as the transfer agent of the Company. SunTrust Bank, Atlanta, a subsidiary of SunTrust Banks, Inc., received fees from the Company in 2003 for investment and custodial services and leases of computer hardware.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Ernst & Young LLP, the Company’s independent auditor, for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Audit Fees

Fees for Ernst & Young LLP audit services totaled approximately $206,000 in 2003 and approximately $183,000 in 2002, including fees for professional services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for assistance with the Company’s regularly scheduled statutory examination and assistance with certain filings related to the proposed merger with COUNTRY for fiscal years 2003 and 2002 were $12,200 and $0, respectively.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for income tax consulting were $0 and $50,750 in 2003 and 2002, respectively.

All Other Fees

There were no fees billed by Ernst & Young LLP for professional services rendered other than as stated under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

All of Ernst & Young’s fees for services, whether for audit or non-audit services, are pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

The following consolidated financial statements and independent auditors’ report are included in Part II, Item 8 of this report:

Report of Independent Auditors
Consolidated Balance Sheets, December 31, 2003 and 2002
Consolidated Statements of Earnings, Years ended
   December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity, Years ended
   December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows, Years ended
   December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income, Years ended
   December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

The Company furnished a report on Form 8-K on November 10, 2003 pursuant to Item 5 of Form 8-K, “Other Events and Required FD Disclosure” as directed by the Securities and Exchange Commission.

The Company furnished a report on Form 8-K on November 12, 2003 pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release 23-47583.

The Company furnished a report on Form 8-K on December 29, 2003 pursuant to Item 5 of Form 8-K, “Other Events and Required FD Disclosure” as directed by the Securities and Exchange Commission.

The Company furnished a report on Form 8-K on February 26, 2004 pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release 23-47583.

The Company furnished a report on Form 8-K on March 12, 2004 pursuant to Item 5 of Form 8-K, “Other Events and Required FD Disclosure” as directed by the Securities and Exchange Commission.

(c)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 95074277).

3.2	Amended and Restated Bylaws of the Registrant.

10.1.1	Amended and Restated Directors’ Discounted Stock Option Plan (incorporated by reference to Exhibit 10.1.1 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1999, File No. 2-39729).

10.1.2	Agreement and Plan of Merger, dated December 29, 2003, among the Company, COUNTRY Life Insurance Company and COUNTRY Medical Plans, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for event occurring December 29, 2003, File No. 2-39729).

10.2	Performance Shares Awards Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-00795).

10.3.1	Amended and Restated 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 2-39729).

10.3.2	Form of Incentive Stock Option Agreement pursuant to the 1983 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, File No. 2-39729).

10.3.3	Amended and Restated Employment Agreement dated September 1, 2003 between the Company and Norma Christopher.

21	Subsidiaries of the Registrant.

23	Consents of independent auditors

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Vice President of Finance and Assistant Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Vice President of Finance and Assistant Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Stockholder Agreement, dated as of December 29, 2003, by and between the Company, COUNTRY Life Insurance Company and Shield (incorporated by reference to Exhibit 99.1 from Schedule 13D/A filed by the Company with the Commission on January 6, 2004, File No. 2-39729).

All other exhibits are omitted as the required documents are inapplicable.

(d)	Financial Statement Schedules

The following consolidated financial statement schedules and independent auditors’ report thereon are included herein:

Report of Independent Auditors on Financial Statement Schedules
Schedule I - Consolidated Summary of Investments,
   December 31, 2003
Schedule III - Supplementary Insurance Information,
   Years ended December 31, 2003, 2002 and 2001
Schedule IV - Reinsurance, Years ended December 31, 2003
2002 and 2001

All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have audited the consolidated financial statements of Cotton States Life Insurance Company and subsidiaries as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated February 13, 2004. Our audit also included the financial statement schedules as of December 31, 2003 and 2002, and for the years then ended, listed in Item 15. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 13, 2004

Independent Auditors’ Report

The Board of Directors and Shareholders
Cotton States Life Insurance Company:

Under date of March 14, 2003 we reported on the consolidated statements of earnings, shareholders’ equity, cash flows, and comprehensive income of Cotton States Life Insurance Company and subsidiaries (the “Company”) for the year ended December 31, 2001, as contained in the annual report on Form 10-K for the year ended December 31, 2003. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 15. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Atlanta, Georgia
March 14, 2003

Schedule I

Cotton States Life Insurance Company and Subsidiaries
Consolidated Summary of Investments
December 31, 2003

			Amount at Which
		Fair	Shown on the
Type of Investments	Cost	Value	Balance Sheet
Fixed maturities, held for investment:
Bonds:
Public utilities	$1,848,329	1,940,736	1,848,329
All other corporate bonds	1,500,044	1,524,425	1,500,044

Total fixed maturities held for investment	3,348,373	3,465,161	3,348,373
Fixed maturities, available for sale:
Bonds:
United States government and government agencies and authorities	75,363,204	76,550,699	76,550,699
Foreign governments	5,125,223	5,149,660	5,149,660
Public utilities	3,976,110	4,144,888	4,144,888
All other corporate bonds	89,954,749	92,864,103	92,864,103

Total fixed maturities available for sale	174,419,286	178,709,350	178,709,350
Equity securities	2,752,977	3,219,429	3,219,429
First mortgage loans on real estate	1,028,395	1,057,625	1,028,395
Policy loans	10,706,565	10,706,565	10,706,565
Other investments	582,000	582,000	582,000

Total investments	$192,837,596	197,740,130	197,594,112

Schedule III

Cotton States Life Insurance Company and Subsidiaries
Supplementary Insurance Information
December 31, 2003 and 2002

As of December 31, 2003

	Deferred Policy	Future Policy	Claims and
Segment	Acquisition Costs	Benefits	Benefits Payable
Individual life insurance	$44,938,459	151,884,680	2,273,603
Guaranteed issue and simplified issue life insurance	18,829,091	21,567,377	867,726
Brokerage	—	—	—

Total segments	63,767,550	173,452,057	3,141,329
Group life insurance and accident and health insurance	—	1,625,097	385,713

Total	$63,767,550	175,077,154	3,527,042

As of December 31, 2002

	Deferred Policy	Future Policy	Claims and
Segment	Acquisition Costs	Benefits	Benefits Payable
Individual life insurance	$42,334,335	141,978,294	1,852,632
Guaranteed issue and simplified issue life insurance	15,352,075	16,984,622	1,041,037
Brokerage	—	—	—

Total segments	57,686,410	158,962,916	2,893,669
Group life insurance and accident and health insurance	—	1,461,191	347,674

Total	$57,686,410	160,424,107	3,241,343

Note - Certain information has been omitted from this schedule but is included in the accompanying notes to the consolidated financial statements.

Schedule IV

Cotton States Life Insurance Company and Subsidiaries
Reinsurance
Years ended December 31, 2003, 2002, and 2001

					Percentage
		Ceded to	Assumed		Of Amount
	Gross	Other	From Other	Net	Assumed
	Amount	Companies	Companies(1)	Amount	To net (1)
Year ended December 31, 2003
Life insurance inforce	5,456,882,000	1,526,821,000	1,373,982,000	5,304,043,000	25.9

Premiums:
Life insurance	39,035,310	4,690,209	1,451,886	35,796,987	40.6
Accident/health insurance	127,244	42,125	—	85,119	—

Total	39,162,554	4,732,334	1,451,886	35,882,106	40.5

Year ended December 31, 2002
Life insurance inforce	5,287,804,000	1,415,701,000	1,278,934,000	5,151,037,000	24.8

Premiums:
Life insurance	36,309,031	4,515,508	1,201,107	32,994,630	3.6
Accident/health insurance	132,742	35,280	—	97,462	—

Total	36,441,773	4,550,788	1,201,107	33,092,092	3.6

Year ended December 31, 2001
Life insurance inforce	5,041,438,000	1,333,597,000	1,229,093,000	4,936,934,000	24.9

Premiums:
Life insurance	33,524,955	4,329,538	923,435	30,118,852	3.1
Accident/health insurance	135,574	33,689	—	101,885	—

Total	33,660,529	4,363,227	923,435	30,220,737	3.1

(1)	All reinsurance assumed results from participation in federally sponsored group pools.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY

J. Ridley Howard Chairman of the Board of Directors/	03/24/04 DATE	William J. Barlow Vice President of Finance	03/24/04 DATE
President and Chief Executive Officer		and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Carol D. Cherry Director	03/24/04 DATE	Robert C. McMahan Director	03/24/04 DATE

Gaylord O. Coan Director	03/24/04 DATE	Darrell D. Pittard Director	03/24/04 DATE

Thomas A. Harris Director	03/24/04 DATE	Mathews D. Swift Director	03/24/04 DATE

J. Ridley Howard Director	03/24/04 DATE	E. Jenner Wood, III Director	03/24/04 DATE