Form 10-Q
period 2004-03-31
COTTON STATES LIFE INSURANCE CO /
filed 2004-05-12
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months ended March 31, 2004

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b.2 of the Exchange Act).

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

The Registrant as of March 31, 2004 has 6,322,737 shares of common stock outstanding.

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2004

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have reviewed the accompanying consolidated condensed balance sheet of Cotton States Life Insurance Company and subsidiaries as of March 31, 2004, and the related consolidated condensed statements of earnings, comprehensive income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income and cash flows for the year then ended not presented herein and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
April 27, 2004

ITEM I. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $2,432,006 in 2004 and $3,465,161 in 2003)	$2,348,592	3,348,373
Fixed maturities, available for sale, at fair value (amortized cost of $176,181,825 in 2004 and $174,419,286 in 2003)	183,468,171	178,709,350
Equity securities, at fair value (cost of $2,786,129 in 2004 and $2,752,977 in 2003)	3,216,156	3,219,429
First mortgage loans on real estate	983,529	1,028,395
Policy loans	10,852,962	10,706,565
Other invested assets	582,000	582,000

Total investments	201,451,410	197,594,112
Cash and cash equivalents	13,186,764	9,456,873
Accrued investment income	2,239,224	2,548,049
Amounts receivable, principally premiums	3,669,183	4,869,767
Amount due from reinsurers	4,168,723	4,531,625
Deferred policy acquisition costs	61,679,700	63,767,550
Federal income tax receivable	365,209	633,853
Other assets	365,646	370,543

	$287,125,859	283,772,372

Liabilities and Shareholders’ Equity
Policy liabilities and accruals:
Future policy benefits	$178,645,555	175,077,154
Policy claims and benefits payable	3,155,261	3,527,042

Total policy liabilities and accruals	181,800,816	178,604,196
Deferred federal income taxes:	13,023,290	12,101,542
Other liabilities	7,737,088	7,457,520

Total liabilities	202,561,194	198,163,258

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,987,331 shares; outstanding: 6,322,737 shares; restricted: 232,827 shares	6,987,331	6,987,331
Additional paid-in capital	4,160,213	4,160,213
Accumulated other comprehensive income, net of tax	1,409,832	2,708,616
Retained earnings	76,420,692	76,297,876
Less:
Unearned compensation - restricted stock	(865,339)	(996,858)
Treasury stock, at cost (431,767 shares)	(3,548,064)	(3,548,064)

Total shareholders’ equity	84,564,665	85,609,114

	$287,125,859	283,772,372

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Earnings
Three months ending March 31, 2004 and 2003

	Three months ended
	March 31,
	2004	2003
Revenue:
Premiums	$8,908,863	8,198,949
Investment income	2,227,168	2,320,537
Realized investment gains	132,501	392,447
Brokerage commissions	1,001,146	1,077,969

Total revenue	12,269,678	11,989,902

Benefits and expenses:
Benefits and claims	6,460,226	4,809,176
Interest credited	1,495,299	1,502,614
Amortization of policy acquisition costs	1,375,190	1,026,202
Operating expenses	2,379,197	2,383,420

Total benefits and expense	11,709,912	9,721,412

Income before income tax expense	559,766	2,268,490
Income tax expense	184,040	706,754

Net income	$375,726	1,561,736

Basic income per share of common stock
Net income	$0.06	0.25

Diluted income per share of common stock
Net income	$0.06	0.24

Weighted average number of shares used in computing income per share
Basic	6,322,737	6,325,303

Diluted	6,648,585	6,613,332

Dividends paid per share	$0.04	0.04

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Cash Flows
Three months ending March 31, 2004 and 2003

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$375,726	1,561,736
Adjustments to reconcile net income to net cash provided from operating activities:
Realized investment gains	(132,501)	(392,447)
Increase in policy liabilities and accruals	3,196,620	3,057,641
Increase in deferred policy acquisition costs	(1,164,440)	(1,706,663)
Decrease in liability for income taxes	184,041	645,693
Decrease in amounts receivable and amounts due from reinsurers	1,563,486	683,149
Increase in amounts due affiliates	673,645	362,729
Other, net	363,809	959,163

Net cash provided from operating activities	5,060,386	5,171,001

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(8,623,396)	(39,010,500)
Purchase of equity securities	(235,318)	(29,300)
Sale of fixed maturities available for sale	3,378,207	27,649,012
Sale of equity securities	237,028	37,953
Proceeds from maturities of fixed maturities held for investment	1,000,000	1,200,000
Proceeds from maturity and redemption of fixed maturities held for sale	3,292,813	6,324,598
Principal collected on first mortgage loans	44,866	46,246
Net increase in policy loans	(146,397)	(88,313)
Other, net	(25,389)	(9,600)

Net cash used in investing activities	(1,077,586)	(3,879,904)

Cash flows from financing activities:
Cash dividends paid	(252,909)	(254,993)
Purchase of treasury stock	—	(47,013)

Net cash used in financing activities	(252,909)	(302,006)

Net increase in cash and cash equivalents:	3,729,891	989,091
Cash and cash equivalents:
Beginning of period	9,456,873	18,913,861

End of period	$13,186,764	19,902,952

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Comprehensive Income
Three months ending March 31, 2004 and 2003

	Three months ended
	March 31,
	2004	2003
Net income:	$375,726	1,561,736

Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	(1,835,353)	1,067,752

Reclassification adjustment for realized gains included in net income	(132,501)	(392,447)

Total other comprehensive (loss) income before tax	(1,967,854)	675,305

Income tax (benefit) expense related to items of other comprehensive income	(669,070)	229,604

Other comprehensive (loss) income net of tax	(1,298,784)	445,701

Total comprehensive (loss) income	$(923,058)	2,007,437

See accompanying notes to unaudited consolidated condensed financial statements.

Cotton States Life Insurance Company

Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2004

Note 1 – Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Note 2 – Stock-Based Compensation

In accordance with APB Opinion No. 25, $131,000 and $136,000 in compensation expense was recorded in the three months ended March 31, 2004 and 2003, respectively, for the various stock option and restricted stock awards plans. There were no stock options or restricted stock awarded during the three month period ended March 31, 2004. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2004	2003
Net income:
As reported	$375,726	1,561,736

Pro forma	$375,726	1,546,350

Basic net income per share:
As reported	$0.06	0.25

Pro forma	$0.06	0.24

Diluted net income per share:
As reported	$0.06	0.24

Pro forma	$0.06	0.23

Cotton States Life Insurance Company

Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of three years for restricted stock awarded in 2003; expected dividend yield of 1.67% for 2003 grants; risk-free interest rate of 3.5% for 2003; and an expected volatility of 66% for 2003 grants.

Note 3 – Accounting Pronouncements

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs. The adoption of SOP 03-1 did not have a significant effect on the Company’s results of operations.

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

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

Total revenue and net income by business segment are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Individual life insurance:
Premiums	$4,956	4,754
Investment income	1,944	2,067
Realized investment gains	116	349

Total revenue	$7,016	7,170

Net income	$76	1,044

Guaranteed and simplified issue life insurance:
Premiums	$3,953	3,445
Investment income	281	253
Realized investment gains	17	43

Total revenue	$4,251	3,741

Net income	$(221)	8

Brokerage:
Commission income	$1,001	1,078
Investment income	2	1

Total revenue	$1,003	1,079

Net income	$521	510

Total revenue	$12,270	11,990

Total net income	$376	1,562

Note 5 – Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions are reasonably likely to result in a material loss to the Company.

The Company has a reached partial settlement regarding $900,000 in reinsurance coverage. In addition, a lawsuit was initiated by the Company in the third quarter of 2001. To date the Company has received approximately $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. During the fourth quarter of 2003 the Company determined it to be probable that approximately $200,000 of the outstanding balance would be uncollectible and reduced the receivable by that amount. The Company believes the remaining $193,000 outstanding to be fully recoverable and has included it in reinsurance receivable on the consolidated balance sheet.

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

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

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

Note 7 – Treasury Stock

There were no changes in the Company’s capital structure for the three months ended March 31, 2004.

Note 8 – Retirement Plans and Other Postretirement Benefits

The Company, in conjunction with Cotton States Mutual (“Mutual”) and Shield Insurance Company (“Shield”), its affiliates, sponsors a non-contributory defined benefit pension plan covering all eligible employees. Plan benefits are based on the age of the employee, the employee’s average salary for the highest five consecutive years of compensation and the employee’s years of service. The Company and its affiliates are charged the allocable share of benefit costs based on their proportionate share of payroll.

In addition to pension benefits, the Company has a plan which provides for postretirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company accrues benefits on a current basis and the plan is not funded.

The following table summarizes benefit cost of the pension plan and other postretirement benefit plan for the three months ending March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
Service cost	$14,076	17,128	—	—
Interest cost	30,949	37,841	1,609	2,040
Expected return on plan assets	(25,555)	(31,075)	—	—
Amount of unrecognized gains and losses	—	—	(1,944)	(1,781)
Amount of prior service cost recognized	990	990	—	—

Total net periodic benefit cost (income)	$20,460	24,884	(335)	259

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

On December 30, 2003, it was announced that the Cotton States Insurance Group (which includes the Company and Mutual) and COUNTRY Insurance & Financial Services (“COUNTRY”), located in Bloomington, Illinois, entered into definitive agreements regarding the acquisition of the Company by merger. Under the Agreement and Plan of Merger, the Company’s shareholders will receive $20.25 cash for each share of outstanding common stock of the Company. As a result, the Company will become a privately-held company. Subject to regulatory approval, shareholder approval, and other conditions to closing set forth in the Agreement and Plan of Merger, it is anticipated that the transaction will close during the third quarter of 2004.

Forward-Looking Statements

The following discussion contains forward-looking statements that are not strictly historical and that involve risks and uncertainties. Such statements include, without limitations, any statements containing the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar expressions. Investors are cautioned about such statements, including, without limitation, statements regarding projections of earnings, revenues, expected mortality rates, investment spreads and yields and their effects on net earnings, the ability to consummate the contemplated transaction with COUNTRY and the timing thereof, if at all, and the anticipated financial results and benefits of the proposed transaction with COUNTRY. The forward-looking statements set forth herein involve certain risks, uncertainties, estimates, and assumptions that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, without limitation, the following:

•	The Company and COUNTRY must satisfy certain conditions to closing set forth in the Agreement and Plan of Merger, including, without limitation, receipt of necessary regulatory approvals and shareholder approval, which may not occur.

•	Insurance is a highly competitive industry, and the Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services.

•	Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on the Company’s business.

•	The Company is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy. The Company cannot predict the form of any future regulatory initiatives or its impact on the Company’s operations or its effect on the Company’s financial performance.

•	Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. As of the date of this Quarterly Report on Form 10-Q, A.M. Best & Co., a leading insurance company rating agency, has assigned a B++ (Very Good) rating to the Company. If this rating is downgraded from its current level, sales of the Company’s products could be adversely affected.

•	The Company’s financial results may fluctuate from year-to-year or be adversely affected on account of fluctuations in policy claims received by the Company.

•	The Company’s investments are subject to risks. The Company’s invested assets are subject to customary

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

Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized with interest over the estimated lives of the contracts, usually 30 years. The principal expenses deferred are commissions and certain expenses of the policy issue, underwriting and agency departments. Policy acquisition costs deferred were $2.7 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively. For statutory accounting purposes, such costs are expensed as incurred.

These deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). The carrying value of the Company’s DAC asset was $61.7 million at March 31, 2004 and $63.8 million at December 31, 2003.

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

Approximately 1% of the Company’s investments in fixed maturity investments are classified as “held-for-investment” as defined in SFAS No. 115 and are carried at amortized cost. Policy loans are carried at the outstanding balance, which approximates fair value. Other investments primarily consist of mortgage loans and a partnership interest. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. The partnership is carried at cost.

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

Recent Accounting Pronouncements

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contractholders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs. The adoption of SOP 03-1 did not have a significant effect on the Company’s results of operations.

Results of Operations

Net Income

Following is a summary of net income by business segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended
	March 31,		Increase
	2004	2003	(Decrease)
Guaranteed and simplified issue	$(221)	8	NM

Individual life insurance:
Traditional	111	283	(61%)
Universal life	(35)	761	(105%)

Total individual life insurance	76	1,044	(93%)

Brokerage operations	521	510	2%

Net income	$376	1,562	(76%)

NM = Not Meaningful

Net income for the quarter ended March 31, 2004 decreased compared to the same period in 2003 due to a significant increase in first quarter 2004 mortality experience, partially offset by the continued strong growth in premiums. The increase in mortality does not appear to be from any particular cause, nor is it attributable to any single line of business.

Premiums

A summary of premiums by business segment for the three months ended March 31, 2004 and 2003 is as follows (dollars in thousands):

	Three Months Ended
	March 31,		Increase
	2004	2003	(Decrease)
Guaranteed and simplified issue life insurance	$3,953	3,445	15%

Individual life insurance:
Traditional life	1,685	1,589	6%
Universal life	3,271	3,165	3%

Total individual life insurance	4,956	4,754	4%

Total premiums	$8,909	8,199	9%

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which had approximately 4,700 agents under contract at March 31, 2004 as compared to 4,200 at March 31, 2003. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the Internet at the Company’s home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of participating whole life and universal life products. The Company has 259 exclusive agents under contract at March 31, 2004.

Investment Income and Realized Gains and Losses

Investment income decreased 4% for the first quarter of 2004 as compared to the first quarter of 2003. This decrease was primarily a result of a decrease in the annualized average yield to 4.6% compared to 5.4% for the first three months of 2003.

Details of net investment income for the three months ended March 31, 2004 and 2003 are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Investment income:
Fixed maturities held for investment	$55	76
Fixed maturities available for sale	2,020	2,078
Equity securities	9	7
First mortgage loans	22	24
Policy loans	196	188
Short-term investments	14	31

Gross investment income	2,316	2,404
Less investment expenses	89	83

Net investment income	$2,227	2,321

Yield on average invested assets(1)	4.6%	5.4%

Gross gains on sales	$137	839
Gross losses on sales	(4)	(91)
Impairments	—	(356)

Net realized capital gains, before tax	$133	392

(1)	Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.

The average gross annual yield on fixed maturities declined in 2004 compared with 2003 due to declining market reinvestment interest rates. The Company’s portfolio has an average effective duration of approximately four years, which reflects the medium-term nature of its liabilities. As a result, a significant portion of the portfolio matures and is reinvested each year. Market interest rates dropped significantly from mid-2002 through the first quarter of 2004. The average yield on a five-year U.S. Treasury note declined from 4.45% for the first half of 2002 to 3.18% for the second half of 2002 to 2.75% for the first half of 2003, increased to 3.20% for the last half of 2003, and decreased to 2.97% for the first quarter of 2004. At March 31, 2004, the market yield for five year U.S. Treasury Securities was 2.78%. The Company anticipates that the investment yield on its portfolio will continue to decline if market interest rates remain at current levels.

During the first quarter of 2003 the Company realized a pre-tax investment loss of $356,000 from the write-down of the carrying value of twelve equity securities. These write-downs were the result of the Company determining that an other-than-temporary impairment had occurred.

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list.” As of March 31, 2004 there were no debt or equity securities whose unrealized losses would be deemed to be other-than-temporary impairments.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Brokerage commissions decreased 7% for the first quarter of 2004 as compared to the first quarter of 2003. This decrease was due to the cancellation, effective January 1, 2004, of an agreement providing override commission on the sales of federal multi-peril crop insurance and crop/hail insurance products.

Benefits and Claims

Life benefits and claims by business segment, including reserve increases on traditional life and guaranteed and simplified issue products are as follows (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
	Benefits	% of	Benefits	% of
	and Claims	Premium	and Claims	Premium
Guaranteed and simplified issue	$3,572	90%	2,711	79%

Individual life insurance
Traditional life	1,261	75%	1,108	70%
Universal life	1,627	50%	990	31%

Total individual life insurance	2,888	58%	2,098	44%

Total benefits and claims	$6,460	73%	4,809	59%

Benefits and claims as a percentage of premiums fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Total benefits and claims increased in 2004 due to a significant increase in mortality experience. The increase in mortality does not appear to be from any particular cause, nor can it be attributed to any single line of business.

Due to the Company’s small size, quarterly fluctuations do and will occur. The Company offsets the effects of annual mortality fluctuations by routinely purchasing annual aggregate stop loss reinsurance coverage in excess of 120% of expected mortality. In addition, the Company’s general policy is to retain, with respect to individual life policies, generally no more than $100,000 of insurance on any one life.

Interest Credited to Policyholders

Interest credited to universal life contracts was flat for the three month period ended March 31, 2004 as compared to the same period in 2003, reflecting growth in universal life policy accumulations offset by reductions to the annual interest rate credited to policyholders. The annual interest rate credited to universal life contract accumulations was 5.4% for the three month period in 2004. The annual interest rate credited was 5.75% for the first two months of 2003. Effective March 1, 2003 the annual interest rate credited to policyholders was changed to 5.4%.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums was 15% and 13% for the three months ended March 31, 2004 and 2003, respectively. Amortization for the first quarter of 2004 increased due to higher levels of mortality in the universal life line of business. 2004 traditional life amortization costs were recognized as a constant percentage of gross premiums using actuarial assumptions established at issue. 2003 results are within the Company’s expected range of 12-14%. Amortization for the first quarter of 2003 reflects better than expected mortality in the universal life line of business and a decrease in the annual interest rate credited to policyholders.

Operating expenses as a percentage of premiums were 27% for the first three months of 2004 compared to 29% for the same period in 2003. The Company experienced some expense savings in 2004 primarily due to the reduction of certain performance based compensation costs. Management expects operating expenses to increase as a percentage of premium as certain costs associated with the anticipated merger with COUNTRY are incurred.

Income Tax Expense

The effective tax rate for the first three months of 2004 and 2003 was 33% and 31%, respectively. The two percentage point decrease is the result of a decrease in the allowable small company deduction.

Liquidity and Capital Resources

Liquidity and Cash Flow

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

Net cash flows provided by operating activities totaled $5.1 million for the first three months of 2004 compared to $5.2 million for the comparable period in 2003. Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $4.3 million from investment maturities and repayments in 2004, adding to available cash flows. Such proceeds were $7.5 million in 2003. When market opportunities arise, the Company disposes of selected debt securities available for sale in an attempt to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $3.4 million in 2004 and $27.6 million for the comparable period in 2003.

Net cash flows used in investing activities totaled $1.1 million for the first three months of 2004 and $3.9 million for the comparable period in 2003. The net cash flows used in investing activities primarily reflect the investing of net cash from operating activities.

Net cash flows used in financing activities totaled $0.3 million for the first three months of 2004 and 2003. The Company’s principal financing activity is payment of dividends to the Company’s shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Pursuant to the Agreement and Plan of Merger with COUNTRY, the Company is prohibited from paying future dividends to shareholders, with the exception of the $.04 per share dividend declared February 24, 2004, paid April 5, 2004, without the express written consent of COUNTRY. Additionally, any dividends paid by the Company are subject to the regulations of the insurance laws and practices of the Georgia Department of Insurance, which generally allows life and health insurance companies to make dividend payments equal to or less than the greater of 10% of statutory surplus as regards policyholders as of the preceding December 31 or the net gain from operations, excluding realized gains or losses, for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Georgia Insurance Commissioner.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The effective average duration of fixed maturities was 4.3 years as of March 31, 2004, a 0.3 decrease from 4.6 years as of December 31, 2003. The decrease in effective average duration resulted from the investment of operating cash flows and investment maturities and sales proceeds in slightly shorter-term investments.

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

Investments

The following table identifies the invested assets by type held as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities held for investment, at cost	$2,349	1.2	$3,348	1.7
Fixed maturities available for sale, at fair value	183,468	91.0	178,709	90.4
Equity securities, at fair value	3,216	1.6	3,220	1.6
Mortgage loans, at cost	983	0.5	1,028	0.5
Policy loans, at outstanding balance	10,853	5.4	10,707	5.4
Other invested assets	582	0.3	582	0.4

Total Investments	$201,451	100.0	$197,594	100.0

Since December 31, 2003, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and over 87% of the holdings at March 31, 2004 and December 31, 2003 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, approximately 12% in 2004 and 13% in 2003 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 92% of the fair value of its invested assets as of March 31, 2004 and December 31, 2003. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio at March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004		December 31, 2003
	Carrying		Carrying
Ratings(1)	Value	Percent	Value	Percent
Investment grade:
U.S. Government and agencies	$77,296	41.6	$77,011	42.3
AAA	19,521	10.5	12,016	6.6
AA	18,366	9.9	18,387	10.1
A	47,757	25.7	51,158	28.1
BBB	22,877	12.3	23,485	12.9

Total fixed maturity securities	$185,817	100.0	$182,057	100.0

(1)	Ratings are the lower of those assigned primarily by Standard & Poor’s and Moody’s, when available, and are shown in the table using the Standard & Poor’s rating scale.

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

The geographic distribution of the loan portfolio is:

			Book Value
Number of Loans			(dollars in thousands)
March 31,	December 31,		March 31,	December 31,
2004	2003		2004	2003
2	2	Alabama	$88	91
4	4	Florida	174	180
22	23	Georgia	722	757

28	29		$984	1,028

Five loans representing $120,500 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 17%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit Risk. The Company invests primarily in fixed maturity securities of the U.S. government and its related agencies, investment grade fixed maturity corporate securities and mortgage-backed securities. (See Item 2 - “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”.) All of the Company’s fixed maturity portfolio market value is comprised of investment grade securities. The Company’s investment policy requires all of the Company’s fixed maturity securities to be invested in investment grade securities. Due to the overall high quality of the Company’s investment portfolio (100% investment grade), management believes the Company has marginal risk with regard to credit quality.

Prepayment Risk. Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. Mortgage-backed securities are subject to risks associated with variable pre-payments which may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, the Company may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. The Company may incur disinvestment risks if market yields are higher than the book yields earned on the securities and the Company is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by (a) the difference between its amortized cost and par, (b) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and (c) the repayment priority of the securities in the overall securitization structure. To manage prepayment risk, the Company limits the type of mortgage-backed structures in which it invests and restricts the portfolio’s total exposure in mortgage-backed securities. Mortgage-backed securities comprised 22% of the Company’s fixed maturity portfolio at March 31, 2004 and December 31, 2003. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

			Estimated Fair Value	Hypothetical Percentage
		Estimated Change	After Hypothetical	Increase (Decrease) In
	Estimated Value	in Interest Rates	Change in Interest	Shareholders' Equity
	March 31, 2004	(bp-Basis Points)	Rates	(based on pre-tax amounts)
	(dollars in thousands)
Fixed Maturities – Held for Investment	$2,432	200 bp decrease	$2,456	N/A
		100 bp decrease	2,439	N/A
		100 bp increase	2,425	N/A
		200 bp increase	2,417	N/A
Fixed Maturities – Available for Sale	$183,468	200 bp decrease	$198,390	17.6%
		100 bp decrease	190,767	8.6%
		100 bp increase	176,169	(8.6)%
		200 bp increase	169,031	(17.1)%

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Accounting Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a – 15(e)) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

During the quarter ended March 31, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15f) that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions are reasonably likely to result in a material loss to the Company.

The Company has a reached partial settlement regarding $900,000 in reinsurance coverage. In addition, a lawsuit was initiated by the Company in the third quarter of 2001. To date the Company has received approximately $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. During the fourth quarter of 2003 the Company determined it to be probable that approximately $200,000 of the outstanding balance would be uncollectible and reduced the receivable by that amount. The Company believes the remaining $193,000 outstanding to be fully recoverable and has included it in reinsurance receivable on the consolidated balance sheet.

Item 2. Changes in Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders by the Company during the first quarter of 2004. The Company expects to submit the matter of the proposed merger with COUNTRY for a vote by shareholders in the second quarter of 2004.

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

The Company furnished a report on Form 8-K on April 29, 2004 pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release 23-47583.

Exhibit 11 – Statement re: Computation of Per Share Earnings

Exhibit 15 – Letter Regarding Unaudited Interim Financial Information

Exhibits	31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Company’s Vice President of Finance and Assistant Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Company’s Vice President of Finance and Assistant Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTON STATES LIFE INSURANCE COMPANY
Registrant

/s/ J. Ridley Howard
Date: 5/10/04
J. Ridley Howard
President and Chief Executive Officer

/s/ William J. Barlow
Date: 5/10/04
William J. Barlow
Vice President of Finance and Assistant Treasurer