Form 10-Q
period 2004-06-30
COTTON STATES LIFE INSURANCE CO /
filed 2004-08-16
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months and six months ended June 30, 2004

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

YES ☑      NO ☐

Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b.2 of the Exchange Act).

YES ☐      NO ☑

The aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second quarter was $81,199,572 based on the closing price of $19.24 on June 30, 2004, as reported on the NASDAQ National Market.

The Registrant as of June 30, 2004 has 6,322,737 shares of common stock outstanding.

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have reviewed the condensed consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and sixth-month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, comprehensive income and cash flows for the year then ended not presented herein and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
July 30, 2004

COTTON STATES LIFE INSURANCE COMPANY

ITEM I. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2004	2003
ASSETS	(unaudited)
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $1,892,704 in 2004 and $3,465,161 in 2003)	$1,848,746	3,348,373
Fixed maturities, available for sale, at fair value (amortized cost of $177,692,511 in 2004 and $174,419,286 in 2003)	177,583,681	178,709,350
Equity securities, at fair value (cost of $2,786,129 in 2004 and $2,752,977 in 2003)	3,281,891	3,219,429
First mortgage loans on real estate	885,331	1,028,395
Policy loans	10,983,621	10,706,565
Other invested assets	582,000	582,000

Total investments	195,165,270	197,594,112
Cash and cash equivalents	15,845,918	9,456,873
Accrued investment income	2,531,213	2,548,049
Amounts receivable, principally premiums	3,709,584	4,869,767
Amount due from reinsurers	4,365,551	4,531,625
Deferred policy acquisition costs	67,878,562	63,767,550
Federal income tax receivable	115,202	633,853
Other assets	406,301	370,543

	$290,017,601	283,772,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities and accruals:
Future policy benefits	$182,579,498	175,077,154
Policy claims and benefits payable	3,243,575	3,527,042

Total policy liabilities and accruals	185,823,073	178,604,196
Deferred federal income taxes	11,212,220	12,101,542
Other liabilities	7,557,397	7,457,520

Total liabilities	204,592,690	198,163,258

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,987,331 shares; outstanding: 6,322,737 shares; restricted: 232,827 shares	6,987,331	6,987,331
Additional paid-in capital	4,160,213	4,160,213
Accumulated other comprehensive income, net of tax	218,415	2,708,616
Retained earnings	78,340,835	76,297,876
Less:
Unearned compensation — restricted stock	(733,819)	(996,858)
Treasury stock, at cost (431,767 shares)	(3,548,064)	(3,548,064)

Total shareholders’ equity	85,424,911	85,609,114

	$290,017,601	283,772,372

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Earnings
Three Months and Six Months Ended June 30, 2004 and 2003

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Premiums	$9,485,362	8,824,057	18,394,225	17,023,006
Investment income	2,236,020	2,136,131	4,463,188	4,456,668
Realized investment gains	131,767	843,452	264,268	1,235,899
Brokerage commissions	960,947	1,119,656	1,962,093	2,197,625

Total revenue	12,814,096	12,923,296	25,083,774	24,913,198

Benefits and expenses:
Benefits and claims	5,686,439	5,483,542	12,146,665	10,292,718
Interest credited	1,556,391	1,465,818	3,051,690	2,968,432
Amortization of policy acquisition costs	482,007	1,281,489	1,857,197	2,307,691
Operating expenses	2,238,399	2,391,136	4,617,596	4,774,556

Total benefits and expense	9,963,236	10,621,985	21,673,148	20,343,397

Income before income tax expense	2,850,860	2,301,311	3,410,626	4,569,801
Income tax expense	930,718	730,459	1,114,758	1,437,213

Net income	$1,920,142	1,570,852	2,295,868	3,132,588

Basic income per share of common stock	$0.30	0.25	0.36	0.50

Diluted income per share of common stock	$0.29	0.23	0.35	0.47

Weighted average number of shares used in computing income per share
Basic	6,322,737	6,323,363	6,322,737	6,324,328

Diluted	6,648,233	6,614,624	6,648,270	6,615,016

Dividends paid per share	$—	0.04	0.04	0.08

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,295,868	3,132,588
Adjustments to reconcile net income to net cash provided from operating activities:
Realized investment gains	(264,268)	(1,235,899)
Increase in policy liabilities and accruals	7,218,877	6,778,491
Increase in deferred policy acquisition costs	(3,717,288)	(2,677,528)
Increase in liability for income taxes	1,114,988	396,656
Decrease (increase) in amounts receivable and amounts due from reinsurers	1,326,257	(395,032)
Increase in amounts due affiliate	538,045	246,230
Other, net	513,497	723,890

Net cash provided from operating activities	9,025,976	6,969,396

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(20,794,601)	(72,369,150)
Purchase of equity securities	(235,318)	(451,021)
Sale of fixed maturities available for sale	9,177,009	37,714,114
Sale of equity securities	237,028	441,175
Proceeds from maturities of fixed maturities held for investment	1,500,000	2,700,000
Proceeds from maturity and redemption of fixed maturities held for sale	7,961,339	15,456,245
Principal collected on first mortgage loans	143,064	101,813
Net increase in policy loans	(277,056)	(48,736)
Other, net	(95,487)	(263,764)

Net cash used in investing activities	(2,384,022)	(16,719,324)

Cash flows from financing activities:
Cash dividends paid	(252,909)	(509,987)
Purchase of treasury stock	—	(57,126)

Net cash used by financing activities	(252,909)	(567,113)

Net increase (decrease) in cash and cash equivalents:	6,389,045	(10,317,041)
Cash and cash equivalents:
Beginning of period	9,456,873	18,913,861

End of period	$15,845,918	8,596,820

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Comprehensive Income
Three Months and Six Months Ended June 30, 2004 and 2003

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,920,142	1,570,852	2,295,868	3,132,588

Other comprehensive (loss) income before tax:
Change in fair value of securities available for sale	(1,673,410)	3,149,407	(3,508,763)	4,217,159
Reclassification adjustment for realized gains included in net income	(131,767)	(843,452)	(264,268)	(1,235,899)

Total other comprehensive (loss) income before tax	(1,805,177)	2,305,955	(3,773,031)	2,981,260
Income tax (benefit) expense related to items of other comprehensive income	(613,760)	784,024	(1,282,830)	1,013,628

Other comprehensive (loss) income, net of tax	(1,191,417)	1,521,931	(2,490,201)	1,967,632

Total comprehensive income (loss)	$728,725	3,092,783	(194,333)	5,100,220

See accompanying notes to unaudited consolidated condensed financial statements.

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2004

Note 1 — Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Cotton States Life Insurance Company and its wholly owned subsidiaries CSI Brokerage Services, Inc., and CS Marketing Resources, Inc. Significant intercompany transactions and balances are eliminated in the consolidation.

The consolidated condensed financial statements for the three months and six months ended June 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Note 2 – Stock-Based Compensation

In accordance with APB Opinion No. 25, approximately $263,000 and $270,000 in compensation expense was recorded in the six months ended June 30, 2004 and 2003, respectively, for the various stock option and restricted stock awards plans. There were no stock options or restricted stock awarded during the three month period or the six month period ended June 30, 2004. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income:
As reported	$1,920,142	1,570,852	2,295,868	3,132,588

Pro forma	$1,920,142	1,555,466	2,295,868	3,101,816

Basic net income per share:
As reported	$0.30	0.25	0.36	0.50

Pro forma	$0.30	0.25	0.36	0.49

Diluted net income per share:
As reported	$0.29	0.23	0.35	0.47

Pro forma	$0.29	0.23	0.35	0.47

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

The per share weighted-average fair value of stock options and restricted stock granted was estimated using an option pricing model with the following weighted-average assumptions: expected life of three years for restricted stock awarded in 2003; expected dividend yield of 1.67%; risk-free interest rate of 3.5% for 2003; and an expected volatility of 66% for 2003 grants.

Note 3 – Accounting Pronouncements

The Company adopted Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” on January 1, 2004. SOP 03-1 establishes several new accounting and disclosure requirements for certain nontraditional long-duration contracts and for separate accounts including, among other things, a requirement that assets and liabilities of separate account arrangements that do not meet certain criteria be accounted for as general account assets and liabilities. In addition, the SOP requires additional liabilities be established for certain guaranteed death benefits and for products with certain patterns of cost of insurance charges, and that sales inducements provided to contract holders be recognized on the balance sheet separately from deferred acquisition costs and amortized as a component of benefits expense using methodology and assumptions consistent with those used for amortization of deferred policy acquisition costs. The adoption of SOP 03-1 did not have a significant effect on the Company’s results of operations.

Note 4 — Legal Proceedings

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

Note 5 – Business Segments

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

Total revenue and net income by business segment are as follows (dollars in thousands):

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Individual life insurance:
Premiums	$5,452	5,306	10,409	10,060
Investment income	1,942	1,890	3,886	3,957
Realized investment gains	115	749	230	1,098

Total revenue	$7,509	7,945	14,525	15,115

Net income	$1,387	1,014	1,463	2,058

Guaranteed and simplified issue life insurance:
Premiums	$4,033	3,518	7,986	6,963
Investment income	293	243	574	496
Realized investment gains	17	95	34	138

Total revenue	$4,343	3,856	8,594	7,597

Net income (loss)	$48	18	(173)	26

Brokerage:
Commission income	$961	1,120	1,962	2,198
Investment income	1	2	3	3

Total revenue	$962	1,122	1,965	2,201

Net income	$485	539	1,006	1,049

Total revenue	$12,814	12,923	25,084	24,913

Total net income	$1,920	1,571	2,296	3,133

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

Note 7 — Treasury Stock

There were no changes in the Company’s capital structure for the three months or six months ended June 30, 2004.

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

Note 8 — Retirement Plans and Other Postretirement Benefits

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

The following tables summarize benefit cost of the pension plan and other postretirement benefit plan for the three months and six months ending June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
Service cost	$24,187	17,128	—	—
Interest cost	50,489	37,841	1,609	2,040
Expected return on plan assets	(41,878)	(31,075)	—	—
Amount of unrecognized gains and losses	4,430	—	(1,944)	(1,781)
Amount of prior service cost recognized	990	990	—	—

Total net periodic benefit cost (income)	$38,218	24,884	(335)	259

	Six Months Ended June 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
Service cost	$38,263	34,256	—	—
Interest cost	81,438	75,682	3,218	4,080
Expected return on plan assets	(67,433)	(62,150)	—	—
Amount of unrecognized gains and losses	4,430	—	(3,888)	(3,562)
Amount of prior service cost recognized	1,980	1,980	—	—

Total net periodic benefit cost (income)	$58,678	49,768	(670)	518

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Department of Health and Human Services (“HHS”) is expected to issue regulations that define actuarial equivalence later this year. As a result of the Act, in May 2004, the Financial Accounting Standards Board issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain no later than the third quarter of 2004 if enactment of the Act is determined to be a “significant event” pursuant to the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the absence of a definition of actuarial equivalency, the Company is unable to conclude if the Act has a significant effect on benefit obligations and therefore has not performed a remeasurement. The Company will remeasure benefit obligations when HHS establishes actuarial equivalency definitions and it is determined that enactment of the Act is significant to the other benefits obligation.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

On December 30, 2003, it was announced that the Cotton States Insurance Group (which includes the Company and Mutual) and COUNTRY Insurance & Financial Services (“COUNTRY”), located in Bloomington, Illinois, entered into definitive agreements regarding the acquisition of the Company by merger. Under the Agreement and Plan of Merger, the Company’s shareholders will receive $20.25 cash for each share of outstanding common stock of the Company. As a result, the Company will become a privately-held company. Subject to regulatory approval, shareholder approval, and other conditions to closing set forth in the Agreement and Plan of Merger, it is anticipated that the transaction will close during the fourth quarter of 2004.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized with interest over the estimated lives of the contracts, usually 30 years. The principal expenses deferred are commissions and certain expenses of the policy issue, underwriting and agency departments. Policy acquisition costs deferred were $2.8 million and $2.7 million for the three months ended June 30, 2004 and 2003, respectively, and were $5.5 million for the six months ended June 30, 2004 and 2003. For statutory accounting purposes, such costs are expensed as incurred.

These deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). The carrying value of the Company’s DAC asset was $67.9 million at June 30, 2004 and $63.8 million at December 31, 2003.

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

Results of Operations

Net Income

Following is a summary of net income (loss) by business segment for the three months and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended
	June 30,		Increase
	2004	2003	(Decrease)
Guaranteed and simplified issue	$48	18	167%

Individual life insurance:
Traditional	260	292	(11%)
Universal life	1,127	722	56%

Total individual life insurance	1,387	1,014	37%

Brokerage operations	485	539	(10%)

Net income	$1,920	1,571	22%

	Six Months Ended
	June 30,		Increase
	2004	2003	(Decrease)
Guaranteed and simplified issue	$(173)	26	NM

Individual life insurance:
Traditional	371	575	(35%)
Universal life	1,092	1,483	(26%)

Total individual life insurance	1,463	2,058	(29%)

Brokerage operations	1,006	1,049	(4%)

Net income	$2,296	3,133	(27%)

     NM = Not Meaningful

Net income for the six months ended June 30, 2004 decreased compared to the same period in 2003 due to a significant increase in first quarter 2004 mortality experience, partially offset by the continued strong growth in premiums. This increase in mortality does not appear to be from any particular cause, nor is it attributable to any single line of business. Mortality experience during the second quarter of 2004 improved to levels more consistent with management’s expectations. This improvement in mortality experience, combined with continued growth in premiums, contributed to the increase in net income for the three months ended June 30, 2004, as compared to the same period of 2003.

Premiums

A summary of premiums by business segment for the three months and six months ended June 30, 2004 and 2003 is as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2004	2003	Increase
Guaranteed and simplified issue life insurance	$4,033	3,518	15%

Individual life insurance:
Traditional life	2,021	1,906	6%
Universal life	3,431	3,400	1%

Total individual life insurance	5,452	5,306	3%

Total premiums	$9,485	8,824	7%

	Six Months Ended
	June 30,
	2004	2003	Increase
Guaranteed and simplified issue life insurance	$7,986	6,963	15%

Individual life insurance:
Traditional life	3,707	3,495	6%
Universal life	6,702	6,565	2%

Total individual life insurance	10,409	10,060	3%

Total premiums	$18,395	17,023	8%

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which had approximately 4,700 agents under contract at June 30, 2004 as compared to 4,500 at June 30, 2003. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the internet at the Company’s home page (www.cottonstatesinsurance.com).

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of participating whole life and universal life products. The Company has 250 exclusive agents under contract at June 30, 2004.

Investment Income and Realized Gains and Losses

Investment income increased 5% for the second quarter of 2004 as compared to the second quarter of 2003. For the first six months of 2004, investment income was flat as compared to the same period of 2003. This was primarily a result of higher investment balances in 2004, offset by decreases in the annualized average yield to 4.6% compared to 4.8% for the three months ended June 30 and to 4.6% compared to 5.0% for the six months ended June 30.

The average gross annual yield on fixed maturities declined in 2004 compared with 2003 due to declining market reinvestment interest rates. The Company’s portfolio has an average effective duration of approximately four years, which reflects the medium-term nature of its liabilities. As a result, a significant portion of the portfolio matures and is reinvested each year. Market interest rates dropped significantly from mid-2002 through the first half of 2003 and have increased slightly through the first half of 2004. The average yield on a five-year U.S. Treasury note declined from 4.45% for the first half of 2002 to 3.18% for the second half of 2002 to 2.75% for the first half of 2003, increased to 3.20% for the last half of 2003, and to 3.34% for the first half of 2004. At June 30, 2004, the market yield for five year U.S. Treasury Securities was 3.77%. The Company anticipates that the investment yield on its portfolio will continue to decline if market interest rates remain at current levels.

Details of net investment income for the three months and six months ended June 30, 2004 and 2003 are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Investment income:
Fixed maturities held for investment	$37	67	92	143
Fixed maturities available for sale	2,010	1,893	4,030	3,971
Equity securities	13	15	22	22
First mortgage loans	18	27	40	51
Policy loans	203	194	399	382
Short-term investments	42	25	56	56

Gross investment income	$2,323	2,221	4,639	4,625
Less investment expenses	87	85	176	168

Net investment income	$2,236	2,136	4,463	4,457

Yield on average invested assets (1)	4.6%	4.8%	4.6%	5.0%

Gross gains on sales	$156	852	293	1,692
Gross losses on sales	(24)	(9)	(29)	(100)
Impairments	–	–	–	(356)

Net realized capital gains, before tax	$132	843	264	1,236

(1)	Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.

During the first quarter of 2003 the Company realized a pre-tax investment loss of $356,000 from the write-down of the carrying value of twelve equity securities. These write-downs were the result of the Company determining that an other-than-temporary impairment had occurred.

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list.” As of June 30, 2004 there were no debt or equity securities whose unrealized losses would be deemed to be other-than-temporary impairments.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Brokerage commissions decreased 14% for the three months ended June 30, 2004 as compared to the same period in 2003, and decreased 11% for the first half of 2004 as compared to the same period in 2003. This decrease was due to the cancellation, effective January 1, 2004, of an agreement providing override commission on the sales of federal multi-peril crop insurance and crop/hail insurance products.

Benefits and Claims

Life benefits and claims by business segment, including reserve increases on traditional life and guaranteed and simplified issue products are as follows (dollars in thousands):

	Three Months Ended June 30,
	2004		2003
	Benefits	% of	Benefits	% of
	and Claims	Premium	and Claims	Premium
Guaranteed and simplified issue	$3,004	74%	2,934	83%

Individual life insurance
Traditional life	1,521	75%	1,369	72%
Universal life	1,161	34%	1,181	35%

Total individual life insurance	2,682	49%	2,550	48%

Total benefits and claims	$5,686	60%	5,484	62%

	Six Months Ended June 30,
	2004		2003
	Benefits	% of	Benefits	% of
	and Claims	Premium	and Claims	Premium
Guaranteed and simplified issue	$6,577	82%	5,645	81%

Individual life insurance
Traditional life	2,782	75%	2,477	71%
Universal life	2,788	42%	2,171	33%

Total individual life insurance	5,570	54%	4,648	46%

Total benefits and claims	$12,147	66%	10,293	60%

Benefits and claims as a percentage of premiums fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Total benefits and claims increased in 2004 due to a significant increase in mortality experience during the first quarter. The increase in mortality does not appear to be from any particular cause, nor can it be attributed to any single line of business. While benefits and claims have improved to levels more consistent with management’s expectations for the three months ended June 30, 2004, year-to-date levels still exceed expected levels due to the first quarter fluctuation.

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

Interest Credited to Policyholders

Interest credited to universal life contracts increased 6% for the three month period ended June 30, 2004 as compared to the same period in 2003, and increased 3% for the first six months of 2004 as compared to the same period last year. This increase reflects growth in universal life policy accumulations, partially offset by reductions to the annual interest rate credited to policyholders. The annual interest rate credited to universal life contract accumulations was 5.75% for the first two months of 2003 and was lowered to 5.4% effective

March 1, 2003. The Company has announced that, effective July 1, 2004 it will be lowering the annual interest rate credited to 5%.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums was 5% and 15% for the three months ended June 30, 2004 and 2003, respectively, and was 10% and 14% for the six months ended June 30, 2004 and 2003, respectively. Amortization for 2004 reflects the second quarter re-estimation of future gross profits on the Company’s universal life contracts due to a decrease in the annual interest rate credited to policyholder funds and emerging gross profit experience. 2004 traditional life amortization costs were recognized as a constant percentage of gross premiums using actuarial assumptions established at issue. Results for the six months ended June 30, 2003 are within the Company’s expected range of 12-14%. Amortization for the quarter ended June 30, 2003 reflects higher lapse rates in the traditional life lines of business, due to higher term rate competition in the market place.

Operating expenses as a percentage of premiums were 25% for the first six months of 2004 compared to 28% for the same period in 2003 and were 24% and 27% for the three months ended June 30, 2004 and 2003, respectively. The Company experienced some expense savings in 2004 primarily due to the reduction of certain performance based compensation costs. Management expects operating expenses to increase as a percentage of premium as certain costs associated with the anticipated merger with COUNTRY are incurred.

Income Tax Expense

The effective tax rate for the first six months of 2004 and 2003 was 33% and 31%, respectively. The two percentage point decrease is the result of a change in the estimated allowable small company deduction. The effective rate reflects the Company’s best estimate of the annual effective rate.

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

Net cash flows provided by operating activities totaled $9.0 million for the first six months of 2004 compared to $7.0 million for the comparable period in 2003. Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $9.5 million from investment maturities and repayments in 2004, adding to available cash flows. Such proceeds were $18.2 million in 2003. When market opportunities arise, the Company disposes of selected debt securities available for sale in an attempt to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $9.2 million in 2004 and $37.7 million for the comparable period in 2003.

Net cash flows used in investing activities totaled $2.4 million for the first six months of 2004 and $16.7 million for the comparable period in 2003. The net cash flows used in investing activities primarily reflect the investing of net cash from operating activities.

Net cash flows used in financing activities totaled $0.3 million and $0.6 million for the first six months of 2004 and 2003, respectively. The Company’s principal financing activity is payment of dividends to the

Company’s shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Pursuant to the Agreement and Plan of Merger with COUNTRY, the Company is prohibited from paying future dividends to shareholders, with the exception of the $.04 per share dividend declared February 24, 2004, paid April 5, 2004, without the express written consent of COUNTRY. Additionally, any dividends paid by the Company are subject to the regulations of the insurance laws and practices of the Georgia Department of Insurance, which generally allows life and health insurance companies to make dividend payments equal to or less than the greater of 10% of statutory surplus as regards policyholders as of the preceding December 31 or the net gain from operations, excluding realized gains or losses, for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Georgia Insurance Commissioner.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The effective average duration of fixed maturities was 4.2 years as of June 30, 2004, a 0.4 decrease from 4.6 years as of December 31, 2003. The decrease in effective average duration resulted from the investment of operating cash flows and investment maturities and sales proceeds in slightly shorter-term investments.

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

Investments

The following table identifies the invested assets by type held as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities held for investment, at cost	$1,849	0.9	$3,348	1.7
Fixed maturities available for sale, at fair value	177,584	91.0	178,709	90.4
Equity securities, at fair value	3,282	1.7	3,220	1.6
Mortgage loans, at cost	885	0.5	1,028	0.5
Policy loans, at outstanding balance	10,983	5.6	10,707	5.4
Other invested assets	582	0.3	582	0.4

Total Investments	$195,165	100.0	$197,594	100.0

Since December 31, 2003, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and approximately 85% of the holdings at June 30, 2004 and 87% of the holdings at December 31, 2003 are rated “A” or better by Standard & Poor’s

Corporation. For all fixed maturities, approximately 15% in 2004 and 13% in 2003 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 92% of the fair value of its invested assets as of June 30, 2004 and December 31, 2003. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio at June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004		December 31, 2003
	Carrying		Carrying
Ratings (1)	Value	Percent	Value	Percent
Investment grade:
U.S. Government and agencies	$73,380	40.9	$77,011	42.3
AAA	20,551	11.5	12,016	6.6
AA	9,138	5.1	18,387	10.1
A	49,180	27.4	51,158	28.1
BBB	27,184	15.1	23,485	12.9

Total fixed maturity securities	$179,433	100.0	$182,057	100.0

(1)	Ratings are the lower of those assigned primarily by Standard & Poor’s and Moody’s, when available, and are shown in the table using the Standard & Poor’s rating scale.

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

Securities, both fixed maturities and equities, that are depressed by 20% or more for 12 months or by 30% or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Securities depressed less than 20% or depressed 20% or more but for less than 12 months or depressed 30% or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. At June 30, 2004 the Company held fixed maturity and equity securities which had been depressed for more than twelve months, but which the Company does not believe to be other-than-temporarily impaired. Gross unrealized losses on these securities, which had a carrying value of approximately $16,040,000, were approximately $626,000.

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the collateral value on residential loans and no more than 75% of the collateral value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is (dollars in thousands):

Number of Loans			Book Value
June 30,	December 31,		June 30,	December 31,
2004	2003		2004	2003
2	2	Alabama	$84	91
3	4	Florida	119	180
22	23	Georgia	682	757

27	29		$885	1,028

Four loans representing $92,500 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 15%.

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

Prepayment Risk. Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. Mortgage-backed securities are subject to risks associated with variable pre-payments which may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, the Company may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. The Company may incur disinvestment risks if market yields are higher than the book yields earned on the securities and the Company is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by (a) the difference between its amortized cost and par, (b) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and (c) the repayment priority of the securities in the overall securitization structure. To manage prepayment risk, the Company limits the type of mortgage-backed structures in which it invests and restricts the portfolio’s total exposure in mortgage-backed securities. Mortgage-backed securities comprised approximately 20% and 22% of the Company’s fixed maturity portfolio at June 30, 2004 and December 31, 2003, respectively There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

				Hypothetical Percentage
			Estimated Fair Value	Increase (Decrease) In
		Estimated Change	After Hypothetical	Shareholders’ Equity
	Estimated Value	in Interest Rates	Change in Interest	(based on pre-tax
	June 30, 2004	(bp-Basis Points)	Rates	amounts)
	(dollars in thousands)
Fixed Maturities – Held for Investment	$1,893	200 bp decrease	$1,902	N/A
		100 bp decrease	1,897	N/A
		100 bp increase	1,889	N/A
		200 bp increase	1,885	N/A
Fixed Maturities – Available for Sale	$177,584	200 bp decrease	$191,743	16.6%
		100 bp decrease	184,585	8.2%
		100 bp increase	170,740	(8.0%)
		200 bp increase	163,425	(16.6%)

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Accounting Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a – 15(e)) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

During the six months ended June 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15f) that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders by the Company during the first six months of 2004. The Company expects to submit the matter of the proposed merger with COUNTRY for a vote by shareholders in the third quarter of 2004.

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

COTTON STATES LIFE INSURANCE COMPANY Registrant

Date: 8/12/04	/s/ J. Ridley Howard

J. Ridley Howard President and Chief Executive Officer

Date: 8/12/04	/s/ William J. Barlow

William J. Barlow Vice President of Finance and Assistant Treasurer