Form 10-Q
period 2004-09-30
COTTON STATES LIFE INSURANCE CO /
filed 2004-11-12
CIK 25118

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the three months and nine months ended September 30, 2004

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

The Registrant as of November 11, 2004 has 6,322,737 shares of common stock outstanding.

COTTON STATES LIFE INSURANCE COMPANY

FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cotton States Life Insurance Company:

We have reviewed the condensed consolidated balance sheet of Cotton States Life Insurance Company and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
November 5, 2004

COTTON STATES LIFE INSURANCE COMPANY

ITEM I. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Investments:
Fixed maturities, held for investment, at amortized cost (fair value of $883,490 in 2004 and $3,465,161 in 2003)	$848,958	3,348,373
Fixed maturities, available for sale, at fair value (amortized cost of $184,308,227 in 2004 and $174,419,286 in 2003)	187,912,810	178,709,350
Equity securities, at fair value (cost of $2,854,854 in 2004 and $2,752,977 in 2003)	3,241,104	3,219,429
First mortgage loans on real estate	837,811	1,028,395
Policy loans	11,348,795	10,706,565
Other invested assets	582,000	582,000

Total investments	204,771,478	197,594,112
Cash and cash equivalents	13,678,282	9,456,873
Accrued investment income	2,418,780	2,548,049
Amounts receivable, principally premiums	3,839,770	4,869,767
Amount due from reinsurers	4,220,973	4,531,625
Deferred policy acquisition costs	68,864,192	63,767,550
Federal income tax receivable	—	633,853
Other assets	940,398	370,543

	$298,733,873	283,772,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities and accruals:
Future policy benefits	$186,421,488	175,077,154
Policy claims and benefits payable	2,716,835	3,527,042

Total policy liabilities and accruals	189,138,323	178,604,196
Federal income taxes:
Current	237,774	—
Deferred	12,710,338	12,101,542

Total federal income taxes	12,948,112	12,101,542
Other liabilities	7,602,868	7,457,520

Total liabilities	209,689,303	198,163,258

Shareholders’ equity:
Common stock of $1 par value. Authorized 20,000,000 shares; issued: 6,987,331 shares; outstanding: 6,322,737 shares; restricted: 232,827 shares	6,987,331	6,987,331
Additional paid-in capital	4,160,213	4,160,213
Accumulated other comprehensive income, net of tax	2,464,947	2,708,616
Retained earnings	79,582,442	76,297,876
Less:
Unearned compensation — restricted stock	(602,299)	(996,858)
Treasury stock, at cost (431,767 shares)	(3,548,064)	(3,548,064)

	89,044,570	85,609,114

Total shareholders’ equity	$298,733,873	283,772,372

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Earnings
Three Months and Nine Months ending September 30, 2004 and 2003

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Premiums	$9,413,448	8,776,978	27,807,673	25,799,984
Investment income	2,182,929	2,224,128	6,646,117	6,680,796
Realized investment gains	76,518	253,397	340,786	1,489,296
Brokerage commissions	1,242,620	1,211,349	3,204,713	3,408,974

Total revenue	12,915,515	12,465,852	37,999,289	37,379,050

Benefits and expenses:
Benefits and claims	5,805,124	5,083,393	17,951,789	15,376,111
Interest credited	1,445,022	1,497,835	4,496,712	4,466,267
Amortization of policy acquisition costs	1,435,737	1,428,323	3,292,934	3,736,014
Operating expenses	2,362,028	1,788,813	6,979,624	6,563,369

Total benefits and expense	11,047,911	9,798,364	32,721,059	30,141,761

Income before income tax expense	1,867,604	2,667,488	5,278,230	7,237,289
Income tax expense	625,997	782,614	1,740,755	2,219,827

Net income	$1,241,607	1,884,874	3,537,475	5,017,462

Basic income per share of common stock	$0.20	0.30	0.56	0.79

Diluted income per share of common stock	$0.19	0.29	0.53	0.76

Weighted average number of shares used in computing income per share
Basic	6,322,737	6,323,737	6,322,737	6,323,792

Diluted	6,648,046	6,617,889	6,648,318	6,616,595

Dividends paid per share	$0.00	0.04	0.04	0.12

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Cash Flows
Nine months ended September 30, 2004 and 2003

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,537,475	5,017,462
Adjustments to reconcile net income to net cash provided from operating activities:
Realized investment gains	(340,786)	(1,489,296)
Increase in policy liabilities and accruals	10,534,127	10,299,016
Increase in deferred policy acquisition costs	(4,834,960)	(4,537,507)
Increase in liability for income taxes	1,740,755	758,766
Decrease (increase) in amounts receivable and amounts due from reinsurers	1,340,649	(595,682)
Increase in amounts due affiliate	392,576	419,879
Other, net	1,271,222	1,605,541

Net cash provided from operating activities	13,641,058	11,478,179

Cash flows from investing activities:
Purchase of fixed maturities available for sale	(34,642,065)	(104,939,624)
Purchase of equity securities	(374,624)	(592,550)
Sale of fixed maturities available for sale	12,020,103	55,613,923
Sale of equity securities	335,996	570,581
Proceeds from maturities of fixed maturities held for investment	2,500,000	3,700,000
Proceeds from maturity and redemption of fixed maturities held for sale	12,097,636	23,361,386
Principal collected on first mortgage loans	190,584	239,784
Net increase in policy loans	(642,230)	(67,952)
Other, net	(652,140)	(15,850)

Net cash used in investing activities	(9,166,740)	(22,130,302)

Cash flows from financing activities:
Cash dividends paid	(252,909)	(764,980)
Purchase of treasury stock	—	(57,126)

Net cash used by financing activities	(252,909)	(822,106)

Net increase (decrease) in cash and cash equivalents:	4,221,409	(11,474,229)
Cash and cash equivalents:
Beginning of period	9,456,873	18,913,861

End of period	$13,678,282	7,439,632

See accompanying notes to unaudited consolidated condensed financial statements.

COTTON STATES LIFE INSURANCE COMPANY

Unaudited Consolidated Condensed Statements of Comprehensive Income
Three Months and Nine Months ended September 30, 2004 and 2003

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$1,241,607	1,884,874	3,537,475	5,017,462

Other comprehensive income (loss), before tax:
Change in fair value of securities available for sale	3,480,354	(1,688,169)	(28,409)	2,528,990

Reclassification adjustment for realized (gains) included in net income	(76,518)	(253,397)	(340,786)	(1,489,296)

Total other comprehensive income (loss) before tax	3,403,836	(1,941,566)	(369,195)	1,039,694

Income tax expense (benefit) related to items of other comprehensive income (loss)	1,157,304	(687,894)	(125,526)	325,734

Other comprehensive income (loss), net of tax	2,246,532	(1,253,672)	(243,669)	713,960

Total comprehensive income	$3,488,139	631,202	3,293,806	5,731,422

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

The consolidated condensed financial statements for the three months and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Note 2 – Stock-Based Compensation

In accordance with APB Opinion No. 25, approximately $395,000 and $404,000 in compensation expense was recorded in the nine months ended September 30, 2004 and 2003, respectively, for the various stock option and restricted stock awards plans. There were no stock options or restricted stock awarded during the three month period or the nine month period ended September 30, 2004. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and restricted stock awards under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income, basic net income per share, and diluted net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income:
As reported	$1,241,607	1,884,874	3,537,475	5,017,462

Pro forma	$1,227,846	1,869,488	3,496,193	4,971,304

Basic net income per share:
As reported	$0.20	0.30	0.56	0.79

Pro forma	$0.19	0.30	0.55	0.79

Diluted net income per share:
As reported	$0.19	0.29	0.53	0.76

Pro forma	$0.18	0.28	0.53	0.75

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

On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share Based Payments” which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 and SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. The FASB is expected to issue SFAS No. 123R during the fourth quarter of 2004. Management has not estimated the effect that SFAS No. 123R will have on the Company’s results of operations, but does not believe that it will be significant.

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

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

Total revenue and net income by business segment are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Individual life insurance:
Premiums	$5,283	5,130	15,692	15,190
Investment income	1,888	1,959	5,774	5,916
Realized investment gains	66	221	295	1,319

Total revenue	$7,237	7,310	21,761	22,425

Net income	$353	1,100	1,815	3,157

Guaranteed and simplified issue life insurance:
Premiums	$4,130	3,647	12,116	10,610
Investment income	293	263	867	759
Realized investment gains	11	32	45	170

Total revenue	$4,434	3,942	13,028	11,539

Net income	$203	61	30	87

Brokerage:
Commission income	$1,243	1,211	3,205	3,409
Investment income	2	3	5	6

Total revenue	$1,245	1,214	3,210	3,415

Net income	$686	724	1,692	1,773

Total revenue	$12,916	12,466	37,999	37,379

Total net income	$1,242	1,885	3,537	5,017

Note 6 - Income Taxes

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

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

Note 7 - Treasury Stock

There were no changes in the Company’s capital structure for the three months or nine months ended September 30, 2004.

Note 8 - Retirement Plans and Other Postretirement Benefits

The Company, in conjunction with Cotton States Mutual (“Mutual”) and Shield Insurance Company (“Shield”), its affiliates, sponsors a non-contributory defined benefit pension plan covering all eligible employees. Plan benefits are based on the age of the employee, the employee’s average salary for the highest five consecutive years of compensation and the employee’s years of service. The Company and its affiliates are charged the allocable share of benefit costs based on their proportionate share of payroll. In addition to pension benefits, the Company has a plan which provides for postretirement health care and life insurance benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company accrues benefits based on actuarial calculations and the plan is not funded.

The following tables summarize benefit cost of the pension plan and other postretirement benefit plan for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
Service cost	$19,132	17,128	—	—
Interest cost	40,718	37,841	1,609	2,040
Expected return on plan assets	(33,717)	(31,075)	—	—
Amount of unrecognized gains and losses	2,215	—	(1,944)	(1,781)
Amount of prior service cost recognized	991	990	—	—

Total net periodic benefit cost (income)	$29,339	24,884	(335)	259

	Nine Months Ended September 30,
	2004	2003	2004	2003
	Pension Benefits		Other Benefits
Service cost	$57,395	51,384	—	—
Interest cost	122,156	113,523	4,827	6,120
Expected return on plan assets	(101,150)	(93,225)	—	—
Amount of unrecognized gains and losses	6,645	—	(5,832)	(5,343)
Amount of prior service cost recognized	2,971	2,970	—	—

Total net periodic benefit cost (income)	$88,017	74,652	(1,005)	777

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit. The Department of Health and Human Services (“HHS”) is expected to issue regulations that define actuarial equivalence later this year. As a result of the Act, in May 2004, the Financial Accounting Standards Board issued Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,

Cotton States Life Insurance Company
Notes to Unaudited Consolidated Condensed Financial Statements
(continued)

Improvement and Modernization Act of 2003.” Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain if enactment of the Act is determined to be a “significant event” pursuant to the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the absence of a definition of actuarial equivalency, the Company is unable to conclude if the Act has a significant effect on benefit obligations and therefore has not performed a remeasurement. The Company will remeasure benefit obligations when HHS establishes actuarial equivalency definitions and it is determined that enactment of the Act is significant to the other benefits obligation.

Note 9 – Significant Events

On December 30, 2003, it was announced that the Cotton States Insurance Group (which includes the Company and Mutual) and COUNTRY Insurance & Financial Services (“COUNTRY”), located in Bloomington, Illinois, entered into definitive agreements regarding the acquisition of the Company by merger. Under the Agreement and Plan of Merger, the Company’s shareholders will receive $20.25 cash for each share of outstanding common stock of the Company. As a result, the Company will become a privately-held company. Subject to regulatory approval, shareholder approval, and other conditions to closing set forth in the Agreement and Plan of Merger, it is anticipated that the transaction will close in January 2005.

On October 25, 2004, the shareholders of the Company approved the Agreement and Plan of Merger between the Company and a subsidiary of COUNTRY Life Insurance Company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED CONDENSED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events

On December 30, 2003, it was announced that the Cotton States Insurance Group (which includes the Company and Mutual) and COUNTRY Insurance & Financial Services (“COUNTRY”), located in Bloomington, Illinois, entered into definitive agreements regarding the acquisition of the Company by merger. Under the Agreement and Plan of Merger, the Company’s shareholders will receive $20.25 cash for each share of outstanding common stock of the Company. As a result, the Company will become a privately-held company. Subject to regulatory approval, shareholder approval, and other conditions to closing set forth in the Agreement and Plan of Merger, it is anticipated that the transaction will close in January 2005.

On October 25, 2004, the shareholders of the Company approved the Agreement and Plan of Merger between the Company and a subsidiary of COUNTRY Life Insurance Company.

Forward-Looking Statements

The following discussion contains forward-looking statements that are not strictly historical and that involve risks and uncertainties. Such statements include, without limitations, any statements containing the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek,” and similar expressions. Investors are cautioned about such statements, including, without limitation, statements regarding projections of earnings, revenues, expected mortality rates, investment spreads and yields and their effects on net earnings, the ability to consummate the contemplated transaction with COUNTRY and the timing thereof, if at all, and the anticipated financial results and benefits of the proposed transaction with COUNTRY. The forward-looking statements set forth herein involve certain risks, uncertainties, estimates, and assumptions that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, without limitation, the following:

•	The Company and COUNTRY must satisfy certain conditions to closing set forth in the Agreement and Plan of Merger, including, without limitation, receipt of necessary regulatory approvals, which may not occur.

•	Insurance is a highly competitive industry, and the Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services.

•	Since insurance is a regulated business, with a high public profile, it is always possible that legislation may be enacted which would have an adverse effect on the Company’s business.

•	The Company is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy. The Company cannot predict the form of any future regulatory initiatives or its impact on the Company’s operations or its effect on the Company’s financial performance.

•	Increased public and regulatory concerns regarding the financial stability of insurance companies have resulted in policyholders placing greater emphasis upon company ratings and have created some measure of competitive advantage for insurance carriers with higher ratings. As of the date of this Quarterly Report on Form 10-Q, A.M. Best & Co., a leading insurance company rating agency, has assigned a B++ (Very Good) rating to the Company. If this rating is downgraded from its current level, sales of the Company’s products could be adversely affected.

•	The Company’s financial results may fluctuate from year-to-year or be adversely affected on account of fluctuations in policy claims received by the Company.

•	The Company’s investments are subject to risks. The Company’s invested assets are subject to customary risks of defaults and changes in market values. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets include interest rate levels, financial market performance, and general economic conditions.

•	Through underwriting and reinsurance, the Company has attempted to limit its mortality and morbidity exposure and has established reserves for claims and future policy benefits based on accepted actuarial methodologies. There can be no assurance, however, that these estimated reserves will prove to be sufficient or that the Company will not experience adverse mortality or morbidity experience which would result in operating losses.

•	In order to reduce risk and to increase its underwriting capacity, the Company obtains reinsurance from reinsurers. The Company is subject to credit risk with respect to its reinsurers because reinsurance does not relieve the Company of its liability to its insureds for the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a reinsurer’s subsequent insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company.

•	The Company is in direct competition with a large number of insurance companies, many of which offer a greater number of products through a greater number of agents and have greater resources than the Company. This competitive environment could result in lower premiums, less favorable underwriting terms and conditions, loss of underwriting opportunities and reduced profitability.

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

Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized with interest over the estimated lives of the contracts, usually 30 years. The principal expenses deferred are commissions and certain expenses of the policy issue, underwriting and agency departments. Policy acquisition costs deferred were $2.8 million for the three months ended September 30, 2004 and 2003 and were $8.3 million for the nine months ended September 30, 2004 and 2003. For statutory accounting purposes, such costs are expensed as incurred.

These deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). The carrying value of the Company’s DAC asset was $68.9 million at September 30, 2004 and $63.8 million at December 31, 2003.

SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” applies to our traditional life policies. For traditional life policies, deferred costs are amortized in proportion to the ratio of the annual premium income to the total present value of expected premium income. Future premium income is estimated using actuarial assumptions established at policy issue such as mortality, persistency and interest. Assumptions established at policy issue are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency and interest could result in material changes to the financial statements.

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

Approximately 0.5% of the Company’s investments in fixed maturity investments are classified as “held-for-investment” as defined in SFAS No. 115 and are carried at amortized cost. Policy loans are carried at the outstanding balance, which approximates fair value. Other investments primarily consist of mortgage loans and a partnership interest. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. The partnership is carried at cost.

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

On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share Based Payments” which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 and SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. The FASB is expected to issue SFAS No. 123R during the fourth quarter of 2004. Management has not estimated the effect that SFAS No. 123R will have on the Company’s results of operations, but does not believe that it will be significant.

Results of Operations

Net Income

Following is a summary of net income by business segment for the three months and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended
	September 30,		Increase
	2004	2003	(Decrease)
Guaranteed and simplified issue	$203	61	233%

Individual life insurance:
Traditional	98	269	(64%)
Universal life	255	831	(69%)

Total individual life insurance	353	1,100	(68%)

Brokerage operations	686	724	(5%)

Net income	$1,242	1,885	(34%)

	Nine Months Ended
	September 30,
	2004	2003	(Decrease)
Guaranteed and simplified issue	$30	87	(66%)

Individual life insurance:
Traditional	468	843	(44%)
Universal life	1,347	2,314	(42%)

Total individual life insurance	1,815	3,157	(43%)

Brokerage operations	1,692	1,773	(5%)

Net income	$3,537	5,017	(29%)

Net income for the nine months ended September 30, 2004 decreased compared to the same period in 2003 due to a significant increase in first quarter 2004 mortality experience, partially offset by the continued strong growth in premiums. This increase in mortality does not appear to be from any particular cause, nor is it attributable to any single line of business. Mortality experience during the third quarter of 2004 improved to levels more consistent with management’s expectations. Better than expected mortality experience in the third quarter of 2003 coupled with lower management incentive costs during the same period and increased transaction costs in the third quarter of 2004 in anticipation of the acquisition and plan of merger with COUNTRY contributed to the decrease in net income for the three months ended September 30, 2004 compared to the same period of 2003.

Premiums

A summary of premiums by business segment for the three months and nine months ended September 30, 2004 and 2003 is as follows (dollars in thousands):

	Three Months Ended
	September 30,		Increase
	2004	2003	(Decrease)
Guaranteed and simplified issue life insurance	$4,130	3,647	13%

Individual life insurance:
Traditional life	1,930	1,734	11%
Universal life	3,353	3,396	(1%)

Total individual life insurance	5,283	5,130	3%

Total premiums	$9,413	8,777	7%

	Nine Months Ended
	September 30,
	2004	2003	Increase
Guaranteed and simplified issue life insurance	$12,116	10,610	14%

Individual life insurance:
Traditional life	5,637	5,229	8%
Universal life	10,055	9,961	1%

Total individual life insurance	15,692	15,190	3%

Total premiums	$27,808	25,800	8%

Guaranteed and simplified issue life insurance premiums continued to show significant growth as a result of higher production by the independent agency force which had approximately 4,700 agents under contract at September 30, 2004 and 2003. This product is also distributed by the Company’s multi-line exclusive agents and is available for purchase over the internet at the Company’s home page, www.cottonstatesinsurance.com.

Individual life insurance products are principally sold by the Company’s exclusive agent producers. Growth in individual life premiums largely reflects the popularity of the Company’s participating whole life product. The Company has 250 exclusive agents under contract at September 30, 2004.

Investment Income and Realized Gains and Losses

Investment income decreased 2% for the third quarter of 2004 as compared to the third quarter of 2003. For the first nine months of 2004, investment income decreased 1% as compared to the same period of 2003. This was primarily a result of decreases in the annualized average yield to 4.4% compared to 4.7% for the three months ended September 30 and to 4.5% compared to 5.0% for the nine months ended September 30. These decreases in the annualized average yield were partially offset by higher investment balances in 2004.

The average gross annual yield on fixed maturities declined in 2004 compared with 2003 due to declining market reinvestment interest rates. The Company’s portfolio has an average effective duration of approximately four years, which reflects the medium-term nature of its liabilities. As a result, a significant portion of the portfolio matures and is reinvested each year. Market interest rates dropped significantly from mid-2002 through the first half of 2003 and have increased slightly through the first nine months of 2004. The average yield on a five-year U.S. Treasury note declined from 4.45% for the first half of 2002 to 2.75% for the first half of 2003 and increased to 3.39% for the first nine months of 2004. At September 30, 2004, the market yield for five year U.S. Treasury Securities was 3.37%. The Company anticipates that the investment yield on its portfolio will continue to decline if market interest rates remain at current levels.

Details of net investment income for the three months and nine months ended September 30, 2004 and 2003 are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Investment income:
Fixed maturities held for investment	$19	49	111	192
Fixed maturities available for sale	1,992	1,994	6,022	5,965
Equity securities	12	11	34	33
First mortgage loans	17	23	57	74
Policy loans	196	190	595	572
Short-term investments	35	50	91	106

Gross investment income	$2,271	2,317	6,910	6,942
Less investment expenses	88	93	264	261

Net investment income	$2,183	2,224	6,646	6,681

Yield on average invested assets (1)	4.4%	4.7%	4.5%	5.0%

Gross gains on sales	$77	406	370	2,098
Gross losses on sales	—	(153)	(29)	(253)
Impairments	—	—	—	(356)

Net realized capital gains, before tax	$77	253	341	1,489

(1)	Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.

During the first quarter of 2003 the Company realized a pre-tax investment loss of $356,000 from the write-down of the carrying value of twelve equity securities. These write-downs were the result of the Company determining that an other-than-temporary impairment had occurred.

The Company has procedures in place to monitor all debt and equity securities for possible other-than-temporary impairments. Securities are tracked comparing both unrealized losses as a percentage of original cost and length of time the security has been below a predetermined percentage of cost. Monthly discussions are held with Company’s investment managers to gather information and documentation as to their outlook for future recovery of the securities making the Company’s “watch list.” As of September 30, 2004 there were no debt or equity securities whose unrealized losses would be deemed to be other-than-temporary impairments.

Brokerage Commissions

Exclusive agents also sell products that the Cotton States Group does not underwrite (both life and property and casualty). Brokerage commissions decreased 6% for the first nine months of 2004 as compared to the same period in 2003 due to the cancellation, effective January 1, 2004, of an agreement providing override commission on the sales of federal multi-peril crop insurance and crop/hail insurance products. The financial impact from the cancellation of this agreement was partially offset by an increase in override commissions from higher production levels in the third quarter of 2004, which accounted for a 3% increase in brokerage commissions for the three months ended September 30, 2004 as compared to the same period in 2003.

Benefits and Claims

Life benefits and claims by business segment, including reserve increases on traditional life and guaranteed and simplified issue products are as follows (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Benefits	% of	Benefits	% of
	and Claims	Premium	and Claims	Premium
Guaranteed and simplified issue	$3,163	77%	2,841	78%

Individual life insurance
Traditional life	1,161	60%	1,326	76%
Universal life	1,481	44%	916	27%

Total individual life insurance	2,642	50%	2,242	44%

Total benefits and claims	$5,805	62%	5,083	58%

	Nine Months Ended September 30,
	2004		2003
	Benefits	% of	Benefits	% of
	and Claims	Premium	and Claims	Premium
Guaranteed and simplified issue	$9,740	80%	8,486	80%

Individual life insurance
Traditional life	3,943	70%	3,803	73%
Universal life	4,269	42%	3,087	31%

Total individual life insurance	8,212	52%	6,890	45%

Total benefits and claims	$17,952	65%	15,376	60%

Benefits and claims as a percentage of premiums fluctuate within a normal range reflecting volatility in mortality, changes in mix of business, and age of policyholders. Total benefits and claims increased in 2004 due to a significant increase in mortality experience during the first quarter. The increase in mortality does not appear to be from any particular cause, nor can it be attributed to any single line of business. While benefits and claims have improved to levels more consistent with management’s expectations for the three months ended September 30, 2004, year-to-date levels still exceed expected levels due to the first quarter fluctuation.

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

Interest Credited to Policyholders

Interest credited to universal life contracts decreased 4% for the three month period ended September 30, 2004 as compared to the same period in 2003, and increased 1% for the first nine months of 2004 as compared to the same period last year. These changes reflect growth in universal life policy accumulations, offset by reductions to the annual interest rate credited to policyholders. The Company lowered the annual interest rate credited to universal life contract accumulations to 5% effective July 1, 2004. The annual interest rate credited was 5.75% for the first two months of 2003 and was lowered to 5.4% effective March 1, 2003.

Amortization of Policy Acquisition Costs and Operating Expenses

The amortization of policy acquisition costs as a percentage of premiums was 15% and 16% for the three months ended September 30, 2004 and 2003, respectively, and was 12% and 14% for the nine months ended September 30, 2004 and 2003, respectively. Amortization for 2004 reflects the second quarter re-estimation of future gross profits on the Company’s universal life contracts due to a decrease in the annual interest rate credited to policyholder funds and emerging gross profit experience. 2004 traditional life amortization costs were recognized as a constant percentage of gross premiums using actuarial assumptions established at issue. Results for the nine months ended September 30, 2003 are within the Company’s expected range of 12-14%. Amortization for the quarters ended September 30, 2004 and 2003 reflects higher than expected lapse rates in the traditional lines of business.

Operating expenses as a percentage of premiums were 25% for the first nine months of 2004 and 2003 and were 25% and 20% for the three months ended September 30, 2004 and 2003, respectively. The Company incurred some transaction related costs associated with the anticipated merger with COUNTRY in the third quarter of 2004 and experienced some expense savings in the third quarter of 2003 primarily due to the reduction of certain performance based compensation costs. Management expects operating expenses to increase as a percentage of premium as additional costs associated with the anticipated merger with COUNTRY are incurred.

Income Tax Expense

The effective tax rate for the first nine months of 2004 and 2003 was 33% and 31%, respectively. The two percentage point decrease is the result of a change in the estimated allowable small company deduction. The effective rate reflects the Company’s best estimate of the annual effective rate.

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

Net cash flows provided by operating activities totaled $13.1 million for the first nine months of 2004 compared to $11.5 million for the comparable period in 2003. Operating cash flow is primarily used to purchase debt securities. The Company received proceeds of $14.6 million from investment maturities and repayments in 2004, adding to available cash flows. Such proceeds were $27.1 million in 2003. When market opportunities arise, the Company disposes of selected debt securities available for sale in an attempt to improve future investment yields and/or improve duration matching of our assets and liabilities. Therefore, dispositions before maturity can vary significantly from year to year. Proceeds from sales prior to maturity were $12.0 million in 2004 and $55.6 million for the comparable period in 2003.

Net cash flows used in investing activities totaled $8.6 million for the first nine months of 2004 and $22.1 million for the comparable period in 2003. The net cash flows used in investing activities primarily reflect the investing of net cash from operating activities.

Net cash flows used in financing activities totaled $0.3 million and $0.8 million for the first nine months of 2004 and 2003, respectively. The Company’s principal financing activity is payment of dividends to the Company’s shareholders. Dividends are normally declared quarterly and must be approved by the Board of Directors. Pursuant to the Agreement and Plan of Merger with COUNTRY, the Company is prohibited from paying future dividends to shareholders, with the exception of the $.04 per share dividend declared February 24, 2004, paid April 5, 2004, without the express written consent of COUNTRY. Additionally, any dividends paid by the Company are subject to the regulations of the insurance laws and practices of the Georgia Department of Insurance, which generally allows life and health insurance companies to make dividend payments equal to or less than the greater of 10% of statutory surplus as regards policyholders as of the preceding December 31 or the net gain from operations, excluding realized gains or losses, for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Georgia Insurance Commissioner.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The effective average duration of fixed maturities was 4.0 years as of September 30, 2004, a 0.6 decrease from 4.6 years as of December 31, 2003. The decrease in effective average duration resulted from the investment of operating cash flows and investment maturities and sales proceeds in slightly shorter-term investments.

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

Investments

The following table identifies the invested assets by type held as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Fixed maturities held for investment, at cost	$849	0.4	$3,348	1.7
Fixed maturities available for sale, at fair value	187,912	91.8	178,709	90.4
Equity securities, at fair value	3,241	1.6	3,220	1.6
Mortgage loans, at cost	838	0.4	1,028	0.5
Policy loans, at outstanding balance	11,349	5.5	10,707	5.4
Other invested assets	582	0.3	582	0.4

Total Investments	$204,771	100.0	$197,594	100.0

Since December 31, 2003, there has not been a material change in mix or credit quality of the Company’s investment portfolio. All bond purchases have been available for sale and approximately 86% of the holdings at September 30, 2004 and 87% of the holdings at December 31, 2003 are rated “A” or better by Standard & Poor’s Corporation. For all fixed maturities, approximately 14% in 2004 and 13% in 2003 are rated BBB. Ratings of BBB and higher are considered investment grade by the rating services.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 92% of the fair value of its invested assets as of September 30, 2004 and December 31, 2003. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio at September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004		December 31, 2003
Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
Investment grade:
U.S. Government and agencies	$87,614	46.4	$77,011	42.3
AAA	10,543	5.6	12,016	6.6
AA	13,370	7.1	18,387	10.1
A	50,303	26.6	51,158	28.1
BBB	26,932	14.3	23,485	12.9

Total fixed maturity securities	$188,762	100.0	$182,057	100.0

(1)	Ratings are the lower of those assigned primarily by Standard & Poor’s and Moody’s, when available, and are shown in the table using the Standard & Poor’s rating scale.

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

Securities, both fixed maturities and equities, that are depressed by 20% or more for 12 months or by 30% or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Securities depressed less than 20% or depressed 20% or more but for less than 12 months or depressed 30% or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. At September 30, 2004 the Company held fixed maturity and equity securities which had been depressed for more than twelve months, but which the Company does not believe to be other-than-temporarily impaired. Gross unrealized losses on these securities, which had a carrying value of approximately $17,481,000, were approximately $431,000.

The Company’s mortgage loan policy limits the amounts of loans to no more than 80% of the collateral value on residential loans and no more than 75% of the collateral value on commercial loans. The Company grants loans only to employees (excluding officers and directors) and agents.

The geographic distribution of the loan portfolio is (dollars in thousands):

Number of Loans			Book Value
September 30,	December 31,		September 30,	December 31,
2004	2003		2004	2003
2	2	Alabama	$82	91
3	4	Florida	113	180
21	23	Georgia	643	757

26	29		$838	1,028

Four loans representing $83,600 in principal are over 30 days delinquent. The loan-to-value ratio on delinquent loans is 14%.

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

Prepayment Risk. Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. Mortgage-backed securities are subject to risks associated with variable pre-payments which may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, the Company may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. The Company may incur disinvestment risks if market yields are higher than the book yields earned on the securities and the Company is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by (a) the difference between its amortized cost and par, (b) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and (c) the repayment priority of the securities in the overall securitization structure. To manage prepayment risk, the Company limits the type of mortgage-backed structures in which it invests and restricts the portfolio’s total exposure in mortgage-backed securities. Mortgage-backed securities comprised approximately 16% and 22% of the Company’s fixed maturity portfolio at September 30, 2004 and December 31, 2003, respectively. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

			Estimated Fair Value	Hypothetical Percentage
		Estimated Change	After Hypothetical	Increase (Decrease) In
	Estimated Value	in Interest Rates	Change in Interest	Shareholders’ Equity
	September 30, 2004	(bp-Basis Points)	Rates	(based on pre-tax amounts)
	(dollars in thousands)
Fixed Maturities – Held for Investment	$883	200 bp decrease	$902	N/A
		100 bp decrease	893	N/A
		100 bp increase	873	N/A
		200 bp increase	864	N/A

Fixed Maturities – Available	$187,913	200 bp decrease	$202,556	16.4%
for Sale		100 bp decrease	195,318	8.3%
		100 bp increase	180,176	(8.7%)
		200 bp increase	172,440	(17.4%)

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Accounting Officer of the Company evaluated the effectiveness of our disclosure controls and procedures (as defined in SEC Rule 13a – 15(e)) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are effective.

During the nine months ended September 30, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a – 15f) that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various actions incidental to the conduct of its business. While the ultimate outcome of these matters cannot be estimated with certainty, management does not believe the actions are reasonably likely to result in a material loss to the Company.

The Company has reached a partial settlement regarding $900,000 in reinsurance coverage. In addition, a lawsuit was initiated by the Company in the third quarter of 2001. To date the Company has received approximately $475,000 and continues to seek additional recoveries against the reinsurance brokers through already existing legal channels. During the fourth quarter of 2003 the Company determined it to be probable that approximately $200,000 of the outstanding balance would be uncollectible and reduced the receivable by that amount. The Company believes the remaining $193,000 outstanding to be fully recoverable and has included it in reinsurance receivable on the consolidated condensed balance sheet.

Item 2. Changes in Securities and Use of Proceeds

NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

On September 27, 2004, the Company submitted the matter of the proposed merger with COUNTRY for a vote by shareholders that was held at the “Special Meeting of Shareholders” on October 25, 2004. At that meeting, the proposed merger with COUNTRY was approved by a majority of shareholders entitled to vote.

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

The Company furnished a report on Form 8-K on August 17, 2004 pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release 23-47583.

The Company furnished a report on Form 8-K on September 28, 2004 pursuant to Item 1 of Form 8-K, “Entry into a Material Definitive Agreement” as directed by the Securities and Exchange Commission.

The Company furnished a report on Form 8-K on October 20, 2004 pursuant to Item 7 of Form 8-K, “Regulation FD Disclosure” as directed by the Securities and Exchange Commission.

The Company furnished a report on Form 8-K on October 26, 2004 pursuant to Item 7 of Form 8-K, “Regulation FD Disclosure” as directed by the Securities and Exchange Commission.

The Company furnished a report on Form 8-K on November 8, 2004 pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition” as directed by the Securities and Exchange Commission in Release 23-47583.

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

COTTON STATES LIFE INSURANCE COMPANY Registrant

/s/J. Ridley Howard

Date: November 11, 2004	J. Ridley Howard President and Chief Executive Officer

/s/ William J. Barlow

Date: November 11, 2004	William J. Barlow Vice President of Finance and Assistant Treasurer